Form 10KSB
period 1996-03-31
ISO BLOCK PRODUCTS USA INC
filed 1997-03-31
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549




                              FORM  10-KSB




            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 THE SECURITIES EXCHANGE ACT OF 1934




For fiscal year ended March 31, 1996	           Commission File No. 0-25810





                        ISO BLOCK PRODUCTS USA, INC.

            (Exact name of registrant as specified in its charter)


          	COLORADO                                84-1026503

(State or other jurisdiction of	          (I.R.S. Employer Identification No.)
incorporation or organization)


 	8037 South Datura Street
	 Littleton, Colorado 80120                      (303) 795-9729

(Address of Principal's Executive        (Registrant's Telephone No.
         Offices)                               incl. area code)



 Securities registered pursuant to Section 12(b) of the Act:   NONE


 Securities registered pursuant to Section 12(g) of the Act:   Common
Stock, $.0001 par value.


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

 Yes        No   X


 Indicate by check mark if no disclosure of delinquent filers in response to Item 405 of Regulation S-B will be contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

 Yes         No   X


 The registrant's revenues for its most recent fiscal year were $620,739.


 The aggregate market value of the 1,129,321 shares of common stock of the registrant held by non-affiliates on February 28, 1997 was not determinable.


 At February 28, 1997, a total of 1,980,821 shares of common stock were outstanding.




                                  PART I



Item 1.	Description of Business.

        Background

          Iso Block Products USA, Inc. ("Company") was incorporated under the name Champion Computer Rentals, Inc. on April 28, 1986 under the laws of the State of Colorado. From inception until March 31, 1992, the Company engaged in the business of assembling and marketing computers on a rent-to-own basis, renting computers and peripheral equipment on a short-term basis and selling various types of computer supplies and software to retail customers. In 1988, the Company registered its common stock with the Securities and Exchange Commission on Form S-18 and completed an initial public offering of securities. As of March 31, 1992, the Company had ceased all such operations. Its current business aims are described herein. Effective September 21, 1994, the Company changed its name from Champion Computer Rentals, Inc. to ISO BLOCK PRODUCTS USA, INC.


        Prior Business

          On March 28, 1994, the Company entered into an Agreement and Plan of Reorganization ("Reorganization Agreement") with R-S Iso-Block Produktions GmbH, a German limited liability company ("Iso-Block GmbH"), Josef Ratey, an individual ("Ratey"), Helge Seidel, an individual ("Seidel"), and R-S Plus Investment Corp., a Florida corporation ("R-S PLUS"). Pursuant to the Reorganization Agreement, on March 31, 1995 the Company purchased from Ratey and Seidel all of the equity interest in Iso-Block GmbH, and purchased from
        R-S Plus all of its right, title and interest in and to Iso-Block GmbH, including all R-S Plus property heretofore contributed to Iso-Block GmbH and all R-S Plus's rights to Iso-Block profits, in exchange for the issuance of an aggregate of 2,000,000 shares of the Company's authorized but heretofore unissued common stock, no par value (the "Exchange Shares"). In addition, Mr. Ratey, Mr. Seidel and R-S Plus were entitled to receive options for a two-year period to purchase an aggregate of not more than 1,000,000 shares of the Company at a nominal price in order too prevent their aggregate equity interest in the Company from being diluted below
        57%.   In 1995, Iso-Block GmbH changed its name to R-S ISO-Block
        Produktions und Bautrager GmbH, which permitted it to engage in the business of constructing buildings as well as manufacture and production of building materials.



          In fiscal years ended 1995 and 1996, Iso-Block GmbH had certain operations in Germany. The Company wound down such operations in the closing months of 1996. See Part II, Item 6 below.



        Current Business of the Company

          The Company now functions entirely as an US company engaged in the business of residential home construction as general contractor as well as the holding company of Franchise Connection, Inc., ("Franchise Connection") a strategic conglomerate of new and emerging franchise companies and a team of franchise experts that work together to match the aspirations of entrepreneurs with viable analogous franchise concepts.



        Residential Home Building.

          The demand for housing in Colorado has exploded during the 1990s because of the migration to Colorado of numerous large corporations as well as the expansion of Colorado domiciled businesses due to the current excellent economic climate. February, 1997 home sales in the Denver Metro area was the second best on record in which 5,297 homes were placed under contract in contrast with February, 1992 in which there were 3,436 homes placed under contract. It is estimated that the only factor which could slow home sales in the Denver area would be rising mortgage interest rates. The
        Company believes the strong housing market will allow it to build custom homes very profitably.



        Franchising Operations

          Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company plans to form strategic partnerships with prospective or existing franchise operations ("Franchisors") under which it will provide them with marketing and sales services plus business and legal services in return for an equity interest in, and/or a portion of their royalties. It is targeting private companies which are seeking to franchise expertise or financial capacity to successfully engage in franchising. The Company will offer comprehensive franchise marketing and consulting services to its Franchisors companies including operations, personnel, management, training, legal and financial advice. In addition, Franchise Connection will assume total responsibility for the recruitment of franchisees.

          This will include national media advertising, trade show attendance, and other forms of promotion supported by a commissioned sales staff.



          In the evaluation of a prospective Franchisor, the Company will generally be guided by a number of factors, including analysis of a prospect's financial position, the experience of its management, the product, service and/or concept offered and the identification of its competitors, as well as its ability to show a profit at the franchisee level. To date, Franchise Connection has established a strategic partnership with several companies which will be the initial base franchises. Franchise Connection receives a franchise sales commission plus has varying interests in each company ranging from full ownership to a royalty agreement. The initial base franchises include Brilliant Marketing! Inc., a small business marketing and training firm wholly owned by Franchise Connection which offers a step-by-step, comprehensive, consistent marketing system that is custom designed for each client; ENCORE NAILS, a nail salon which offers women a nail covering which is attractive and durable using a revolutionary, proprietary process; HYDRO-PHYSICS, a pipe inspection service using video technology to inspect or locate underground water or sewer pipe breakages; and, FOOT LAB, a full service, compact, self contained, insole "foot bed" manufacturing station which can produce a foot platform that is custom shaped to a person's foot.



          There are many firms engaged in the business of franchising small companies, and competition is fierce. Franchise Connection believes that its particular marketing orientation (the marketing of less expensive franchises of low-entry cost businesses) combined with Johnny Wilson's experience and background will enable it to be successful.



          Franchise Connection and its subsidiaries currently employ 2 people in full-time positions and employ others as needed. Staff will be added only as needed, and there is a labor pool or persons with experience in the business of Franchise Connection available at a reasonable cost.



        Employees

          The Company 's only employees are its executive officers, who devote most of their time to Company affairs, and the two employees of Franchise Connection, Inc.



Item 2.	Description of Property.


          The Company occupies facilities provided at no charge by its President, Mr. Egin Bresnig in his residence; these facilities are expected to be adequate in the near term, through fiscal 1997. Franchise connection leases from unaffiliated parties approximately 1,000 square feet of space in the Denver area. Management of Franchise Connection believes that these facilities will be sufficient for their needs for at least the next twelve months.



Item 3.	Legal Proceedings.



          The Company and its President, Egin Bresnig, have been named as defendants in Texas Finance Incorporated v. Iso Block Products USA, Inc., et al., filed in the United States District Court for the District of Colorado, Civil Action No. 96-WM-1961. The suit alleges among other things that the plaintiff purchased securities of the Company in reliance upon misleading statements knowingly made by the Company, Mr. Bresnig and others, and seeks return of the price paid for the securities plus damages under various federal and state securities laws. The Company has not answered the lawsuit but has instead filed a motion to dismiss the complaint upon various grounds, including among others that plaintiff has sustained no damages and lacks standing to bring the action. The Company intends to vigorously defend the action if it does not prevail on its motion to dismiss. Management believes that, should the action go to trial, the Company will prevail on the merits. Otherwise, the Company is not subject to any pending or threatened legal proceedings.



Item 4.	Submission of Matters to a Vote of Security Holders.


          No matters were submitted to the Company's security holders during the fiscal year ended March 31, 1996.



PART  II



Item 5.	Market for Common Equity and Related Stockholder Matters.

        Market Information

          The Company's outstanding Common Shares are not publicly quoted or traded, nor were they traded during the two fiscal years ended March 31, 1996. The Company intends to arrange in the second calendar quarter of 1997 for the quotation and trading of its shares in the over-the-counter markets. There is no assurance that an active market will arise in the Company's shares.



        Holders

          The Company had 325 shareholders of record as of February 28, 1997, which does not include shareholders whose shares are held in street or nominee names.



        Dividends

          The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.



Item 6.	Management's Discussion and Analysis or Plan of Operation.


        Business Operations

          The Company's principal business operations through March 31, 1992 consisted of leasing out computers, peripheral products and software. The Company realized only nominal revenues through March 31, 1992. Due to lack of significant revenues or operations, the Company remained in the developmental stage, as defined in Financial Accounting Standards Board Statement No. 7 until fiscal year ended March 31, 1994.



          The first half of the business year of 1994 was occupied in establishing the infra structure to gear up for the planned operational activities of the German subsidiary, Iso-Block GmbH. Securing authorization to construct homes as a general contractor and obtaining the necessary financing in Germany became a bureaucratic nightmare. The Company had a very difficult time trying to raise capital to start single-family and multi-family developmental projects as a general contractor. The Company decided to begin building single family custom homes at first, using the Company's proprietary building system, before attempting larger and more aggressive projects. Not until the first quarter of 1995 was the Company able to raise sufficient additional capital to begin operations.



          The Company had a difficult but promising start, and the wholly owned subsidiary Iso-Block GmbH began custom home construction in Germany in the second quarter of 1995. A proof-of-concept home was built to demonstrate the Company's proprietary building system, several homes were completed for customers and others were initiated. Bigger projects were planned, some with partial financing from local governments. The weather in Germany in the fall and winter of 1995 (third and fourth quarter 1995) did turn so bad that it was practically impossible, under those circumstances, to build anything for several months. Also a very negative business climate developed in Germany with an abnormally high unemployment rate, the highest since Word War II. We were, however, successful in raising additional capital and hoped for better weather and a better economy in Germany. The weather improved but the business climate in Germany has not. The construction industry, in general, in Germany hit bottom in 1995.



          The financial statement section below discloses operating losses the past two years of approximately $800,000 of which the major amount was due to the very adverse business climate in Germany as outlined above. However, in addition the previous Chairman of the Board and CEO, Mr. Josef Ratey, resident of Germany, and the Company's major shareholder did not provide the required direction and guidance. Mr. Helge Seidel, manager of Iso-Block GmbH continued fighting an uphill battle trying to build houses in an ever more eroding construction business environment. The US side of the Company, represented by Mr. Egin Bresnig, was challenged with taking over the offices of CEO and the presidency of the Company from Mr. Josef Ratey. After this change of leadership, the Company and its new management initiated drastic action to stop the financial bleeding. The process of extraditing the Company from its overseas operations was very costly because of the archaic business practices still in place in Germany. Hourly wages for an unskilled laborer in Germany with all the mandatory financial benefits required by the government are so high that the Company attempted importing labor from France. However, it is expected in Europe that construction employees must be paid even if the weather prohibits work. The Company faced poor weather for weeks at time and the labor costs continued. We found out the hard way that Germany is one of the most expensive places in the world in which to do business. We could not leave projects unfinished but rather completed them knowing that these projects would lose money.

          The Company explored other business opportunities in the United States. Negotiations with one potential venture partner came close to being completed but the Company withdrew from the negotiations due to repeated delays. Management of the Company decided to cease all operational activities in Germany. The better part of 1996 was spent winding down and closing the German operation.



          During the current fiscal year, the Company decided to discontinue its European operations because of the continuing recession in Germany and the difficulty in managing its European subsidiaries from Denver, Colorado. Iso-Block GmbH ceased operations in July, 1996. The Company incurred dissolution expenses in ceasing operations of its two European subsidiaries of $166,000. The Company retained assets of $126,000 consisting of undeveloped property in Kehl, Germany and an account receivable for completed construction of one residential property in Germany. On December 9, 1996 the Company sold its Iso-Block GmbH subsidiary, including all liabilities and assets, to Big B Tex A.G. (CH), a Swiss company domiciled in Zurich, and the Company paid $40,000 to the buyer in addition to transferring its Iso-Block GmbH assets. Big B Tex A.G. assumed all Iso-Block GmbH liabilities and future contingent liabilities, if any.



        Results of Operations

          The Company's fiscal year end 1996 revenue was $618,421 against costs and expenses of 1,302,875. The $682,136 loss was diverse and was primarily due to adverse whether and economic conditions in Germany. These activities included construction material, various services, poor wether conditions and increased labor costs. During 1995 the Company wrote down mortgage receivables of $3,323,945 to reflect the current fair market value.



        Liquidity and Capital Resources

          Cash on-hand on March 31,1996 was nominal in light of the Company's home building and franchise plans. During the fiscal year the Company issued 652,000 preferred shares in exchange for cash of $521,600. The Company also issued 245,353 common shares. Of which 200,000 shares, valued at $130,000, were issued for services rendered, 35,000 shares were issued for employment incentive in Germany and 10,353 common shares were issued as an incentive to the issuance of preferred stock.


          Cash totaled $10,296 at March 31, 1996 compared with $209,262 at March 31, 1995. The $198,966 decrease in cash was primarily from operating activities. As of March 31, 1996 , the Company had raised $31,136 from the sale of its common shares and $527,470 in net proceeds from the sale of its Series A, Non-Voting Convertible Preferred Stock, stated value $1.25 per share and from the sale of its Series B and C, Non-Voting Convertible Preferred Stock, stated value $1.50 per share, to a small number of persons who are residents of Germany.



        Income Taxes and Net Operating Losses

          At March 31, 1996, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $831,889, which are available to offset future taxable income. These NOL's expire through 2003.



        Plan of Operation

          The Company intends to continue as general contractor in the United States and has purchased two residential building sites in the Outlook subdivision in Broomfield, Colorado, located approximately five miles northwest of Denver, Colorado, The Company has the capacity to build at least one speculative house at a constructed retail price of $250,000 and a constructed cost price of approximately $149,000 without incurring construction debt. Construction is expected to begin in April 1997. Once the first residential house is constructed and has passed all building inspections and sold, the Company will immediately begin construction on its second building site. The Company expects to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado. According to the March 7, 1997 issue of The Rocky Mountain News "SunMicrosystems' $200 million planned research and development campus in Broomfield, Colorado already has helped jump-start the metro area's home building activity." In January, there were 75 permits pulled for single-family homes in
        Broomfield, compared with only 13 in January 1996.   The
        relatively healthy month for permit activity is a sign of the "Goldilocks" economy according the Home Builders Association of Metropolitan Denver. One of the strongest areas is expected to be Broomfield, Colorado, thanks to SunMicrosystems, which will create 4,000 jobs at an average salary of $70,000. The Company is positioned correctly to take advantage of this growth by establishing itself as general contractor in Broomfield. If the Company realizes its profit goals by completing the first two speculative homes then it intends to become a developer of housing projects. Even though the current management of the Company has limited building experience the availability of professional construction consultants should provide the
        necessary guidance to the Company.   Management believes it will
        be successful in raising additional capital required to become a significant player in the Broomfield and Metro Denver housing construction market.



          The Company is very excited about its completion of ownership of The Franchise Connection, Inc. because of the importance of franchising in today's economy. Franchising has been responsible for over 35% of the United State's total retail sales in the 1990s and is projected too grow to over 50% of all retail sales in the twenty-first century. Franchising has proved to be an outstanding method of distribution and market penetration. Established franchise organizations are growing by 11% annually and service related and business format franchises are growing by 39% annually. Franchising has added two million jobs to the US economy the past ten years. The Franchise Connection, Inc. intends to capitalize on this predominate and enormous growth trend by exploiting its franchise expertise in conjunction with viable, talented entrepreneurs who know and understand their business. These business owners work diligently to insure that their business will be successful and that it maintains its strong niche that can be duplicated on a national and/or international scale through franchising. By working in a "partnership" relationship with The Franchise Connection, Inc., these entrepreneurs can continue to make their business ever better while using The Franchise Connection, Inc. to recruit franchises and expand their concept globally. Using this strategic alliance, marketing costs, administration costs, and legal expenses can be controlled and, thus, general overhead can be reduced. The Franchise Connection's corporate objective is to acquire successful business concepts and via franchise sales to multiply its revenues over the next three years. The Franchise Connection, Inc. has formed alliances with the following companies; each representing a successful prototype and possessing an unique position in their industry. They all have a proprietary product with the ability to dominate their market if expanded rapidly. The concepts are very teachable, have a universal consumer base and have very affordable entry investment. Each one has management in place with the technical expertise to operate the business. With the franchising knowledge and marketing know-how of the Franchise Connection they all have the ability to exceed five hundred units in a very short time. The demand has never been higher to get into business. The opportunity seeker is more knowledgeable and seeking more than just buying a job.



          Brilliant Marketing offers marketing and training services to small businesses that is custom designed to fit the client and his budget. Brilliant Marketing offers a proprietary product," The Living Marketing Manual" featuring an annualized marketing blueprint that gets guaranteed results. With more than 22.5 million businesses currently operating the US and an additional 800,000 new businesses starting up every year the marketing niche for this business is unlimited. Brilliant Marketing has a letter of intent to provide marketing product to be made available for distribution by a network of over 500 representatives. Encore Nails is an upscale nail studio in the fast growing nail beautification industry. It uses a revolutionary, proprietary process to offer clients attractive, durable, environmentally safe, and technologically advanced nail coverings. The product was tested for four years in a very successful studio prior to being offered outside the control market. A new unit will open in March, 1997 to serve as a prototype unit. With the growth in the nail industry exploding, Encore Nails is on the leading edge. Franchise Connection has acquired the franchise rights which includes a 40% ownership of Encore Nails and 50% of all franchise fees and has a letter of intent to joint venture the franchising with financial partners who will have day to day operation responsibility. Franchise Connection projects opening 12 units in the next 12 months. Hydro-Physics is the first of its kind, national video pipe inspection service franchise that saves commercial and residential customers thousands of dollars in unnecessary repair cost. The company utilizes a self-contained portable state-of -the-art video technology to identify, locate, and verify underground pipeline problems. The market is wide-open with limited competition. Hydro-Physics has a five year history of profitability. By using technology in insure portability with the ability to inspect 3 inch pipes by a one man crew the concept has wide appeal. The company has contracted for two franchises (Idaho and Missouri). Franchise Connection has the exclusive marketing rights and receives 25% of royalty over five years with a conversion factor to own 30% of the parent
        company.   It is expected that 10 units will be opened over the
        next 12 months. Footlab is a full service, compact, self-contained foot insole manufacturing station that produces hand-make custom shaped foot support inserts from a variety of materials depending on the intended use in less that five minutes. Re-designed from a 25 year old invention from Switzerland and in use in the winter ski industry for many years this concept can be located in athletic footwear stores, sporting good stores, golf pro shops, and department stores. With approximately 90 % of the 275 million US and Canadian population needing foot inserts the market is very large. The operating units require less than 20 sq. feet which opens up many avenues of opportunity. Franchise Connection is the franchisor and owns 100% of Footlab with a contract to pay 10% royalty fees to the founder who also has the responsibility to provide all research and development of product.



Item 7.	Financial Statements.


          See index to financial statements at page F-1. The financial statements included as part of this report immediately follow that index. No supplementary financial data is required or included.



Item 8.	Changes in and Disagreements with Accountants or
        Accounting and Financial Disclosure.


          On April 29, 1996, the Company engaged R. Scott Hall, CPA, as its independent auditor, replacing BDO Seidman LLP, who were dismissed as the Company's auditors effective May 8, 1996, as reported on Form 8-K dated such date.



          Mr. Hall has reported on the Company's financial statements for the fiscal years ended March 31, 1996 and 1995. Such reports did not contain either an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements on any matters of accounting principle or practices, financial statement disclosures, or auditing scope or procedure in connection with Mr. Hall's audits of the Company's financial statements for such fiscal years which, if not resolved to his satisfaction, would have caused him to make reference in his reports on the subject matter of the disagreement.



          BDO Seidman LLP reported on the Company's financial statements for the fiscal year ended March 31, 1994. Such report did not contain either an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. However, such report contained an explanatory paragraph related to the Company's ability to continue as a going concern. There were no disagreements on any matters of accounting principle or practices, financial statement disclosures, or auditing scope or procedure in connection with such firm's audit of the Company's financial statements for such fiscal year which, if not resolved to the auditors' satisfaction, would have caused them to make reference in their report on the subject matter of the disagreement.



PART III



Item 9.	Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act.


        Identification of Directors and Executive Officers

          The present directors and executive officers of the Company, their ages, positions held in and tenure with the Company, are listed below. Each director will serve until the next annual meeting of shareholders, or until his respective successor has been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships between any director or executive officer.



            Name           Age           Position                   Since
            ----           ---           --------                   -----
        Egin Bresnig       61       Director (since Dec. 1993),    June 1995
                                    President  June, 1995
                                    Chief Executive Officer

        Dean Wicker        57       Director and Secretary         June 1995
                                    (since Dec. 1993),
                                    Chief Financial and
                                    Accounting Officer

        Johnny M. Wilson   54       Director                       Jan. 1997



          The following is a brief account of the business experience during at least the past five years of each director and executive officer, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.



          Egin Bresnig. Mr. Egin Bresnig was raised and educated in Austria. He has a doctor degree in Physical Education and Modern Languages from the Karl Franzens University in Graz, Austria. He has been a resident in the USA for over 35 years.
        Mr. Bresnig spent many years in the winter ski industry as a ski school owner, business owner, importer of equipment and clothing. He has been a real estate developer in Colorado ski resort areas and has had 18 years experience in the financial securities industry. He was a licensed securities broker, branch manager, director of European operations, national sales manager and the president of various investment banking firms.
        For several years he owned his own branch office with up to 25 brokers. Mr. Bresnig was the successful owner and president of a NASD member firm. He is fluent in several European languages.
        He is an officer and director of East Slope Funding Corp., a Colorado financial consulting firm, Eurous Funding, Inc., a Colorado public relations company, Arista Corporation, a non-active Colorado company and REWIPAC Worldwide Corporation, a non-active Nevada company.



          Dean Wicker. Dean Wicker has lived in the Denver, Colorado area for 43 years. He graduated from the University of
        Colorado, Boulder, CO in 1961 with a BA degree in American History. He has done advanced degree work in financial accounting and merger and acquisition negotiations. Mr. Wicker began his career in investment banking in 1962 in which he was the youngest Public Finance negotiator in the Rocky Mountain region. He changed careers in 1967 by developing retail winter sports and apparel operations until 1981. Mr. Wicker reentered the security industry with the position of Senior Institutional Sales with George K. Baum and Co., Member of the New York Stock Exchange. In 1984 he became a vice-president and Partner of Boettcher and Co., Inc., Member of the New York Stock Exchange and then, the largest investment banking firm in the western United States. In 1991 he became an independent financial
        consultant specializing in merger and acquisitions.   He is an
        officer and director of East Slope Funding Corp., a Colorado financial consulting firm, Eurous Funding, Inc., a Colorado public relations company, Arista Corporation, a non-active Colorado company, and REWIPAC Worldwide Corporation, a non-active Nevada company.



          Johnny Wilson. Johnny M. Wilson has 25 years experience in the franchise industry. Mr. Wilson received a BA degree from the University of Missouri, Columbia, Mo and a J.D. degree from the
        Missouri School of Law in Columbia, MO.   He served as Assistant
        Prosecuting Attorney of Scott County, MO for two years and became President of Missouri Health and Medical Organization, a non-profit corporation to organize and structure a prepaid health delivery system for rural areas in Missouri. From 1972 to 1976 he managed forty people and administrated a six million dollar grant from the US Department of Health and Welfare. In 1976 Mr. Wilson started Savings Plus Systems combining Savings and Loan associations, retail merchants and consumers into automatic discount/savings programs. In four years the Company grew to over 150 financial institutions, thousands of merchants and hundred of thousands of consumers. Mr. Wilson initiated and completed a private placement offering with investors representing Massy Investment Group, ITT International, and Citicorp Bank among others. Mr. Wilson sold his interest in the company in 1979 to the investment partners. From 1980 until 1983 Mr. Wilson was in private law practice specializing in franchise development. In 1983 he joined with investors in Denver, CO to develop franchises in the packaging and shipping industry. He formed Pack Mail Centers of America, Inc. He served as President, Chairman of the Board until 1990. Under his direction the company grew to over 250 franchises and 25 million dollars in gross sales. He guided the company through a public offering in 1986 and completed a friendly buy-out by the executives of Beatrice Foods in 1989. Mr. Wilson returned to franchise consulting through his own company, The International Franchise Company from 1990 to 1996. In 1996 Mr. Wilson formed The Franchise Connection, Inc. in which he serves as President.



        Compliance with Section 16(a).

          Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers, directors and persons who beneficially own more than 10% of a class of the Company's equity securities registered under the Exchange Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Because the Company was not subject to the reporting requirements of the Exchange Act during the fiscal year ended March 31, 1995, no filings under Section 16(a) were required.



Item 10. Executive Compensation.


        Cash Compensation and Compensation Pursuant to Plans

          For the fiscal year ended March 31, 1996, Mr. Egin Bresnig, CEO and Mr. Dean Wicker, Secretary received cash compensation annually of $47,000 each and reimbursement of out-of-pocket expenses incurred on behalf of the Company. The Company does not have in effect any pension, profit-sharing, stock appreciation or bonus plans. The Board of Directors authorized a Medical Insurance Plan for its President, Mr. Egin Bresnig, effective January 3, 1997. Other benefit plans are described below.



          Employee Stock Compensation Plan. The Company has adopted the 1993 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 500,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors or Compensation Committee. No Common Stock has been awarded under the ESC Plan.



          Compensatory Stock Option Plan. The Company has adopted the 1993 Compensatory Stock Option Plan for officers, employees, potential key employees, non-employee directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 1,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan is intended to qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase Common Stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the Common Stock on the date of the exercise. The CSO Plan will be administered by the Board of Directors or a Compensation Committee of directors. Subsequent to year-end, an aggregate of 600,000 common shares subject to purchase under options have been granted under the CSO Plan. See
        Item 11 below.



        COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS


          The following table sets forth information regarding compensation paid to the Company's Chief Executive Officer and Secretary during the last two fiscal years. The CEO's total annual salary and bonus did not exceed $100,000, nor did that of any other executive officer.



                          SUMMARY COMPENSATION TABLE

                            Long-Term Compensation
                            ----------------------


           Annual Comp.              Awards       Payouts
          --------------------  ----------------  -------
  (a)       (b)    (c)    (d)    (e)      (f)       (g)      (h)      (i)


Name and                               Rstrctd     No. of    ($)      All
Principal          ($)    ($)    ($)    Stock     Options   LTIP    Other($)
Position   Year  Salary  Bonus  Other  Awards($)   & SARs  Payouts   Comp.
---------  ----  ------  -----  -----  ---------  -------  -------  --------
Egin
Bresnig,
CEO        1996	$47,000	  N/A    -0-
           1995 $15,000   N/A    -0-

Dean
Wicker,
Sec.       1996 $47,000   N/A    -0-
           1995 $15,000   N/A    -0-





               OPTIONS GRANTED DURING THE 1996 FISCAL YEAR
                           Individual Grant

           ----------------------------------------------------------------

 (a)          (b)             (c)                (d)              (e)

           Number of       % of Total
          Securities        Options
          Underlying      Granted to
           Options         Employees      Exercise or Base
Name   	   Granted      in Fiscal Year     Price ($/Share)   Expiration Date
----      ----------    --------------    ----------------   ---------------
Egin
Bresnig    200,000            -                  1.00             1999

Dean
Wicker     200,000            -                  1.00             1999





                    OPTION EXERCISES IN LAST FISCAL YEAR
                      and FISCAL YEAR-END OPTION VALUES

            -----------------------------------------------------------------
(a)              (b)               (c)             (d)               (e)

                                                Number of
                                                Securities      ($) Value of
                                                Underlying      Unexercised
                                                Unexercised     In-the-Money
                                                Options           Options
              Number of                         at FY End         at FY End
           Shares Acquired          ($)        Exercisable/     Exercisable/
Name         on Exercise     Value Realized   Unexercisable    Unexercisable
----       ---------------   --------------   -------------    -------------
Egin
Bresnig         None              None         200,000/None      None / None

Dean
Wicker          None              None         200,000/None      None / None





          The Company has no stock appreciation rights (SAR) plan in place and has not awarded SAR's to any person. The Company has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended March 31, 1996, the Company did not amend or reprice the exercise price of any stock options granted to any executive officer.



        Other Compensation.

          Mr. Helge Seidel, the former General Manager of Iso-Block GmbH, was issued 200,000 shares of common stock for services rendered and other consideration valued at $130,000.



        Compensation of Directors

          No person was compensated by the Company for serving as a director during the fiscal year ended March 31, 1996. While no such compensation is currently anticipated, the Company believes that directors in the future will be paid for serving on the Board of Directors and on committees of directors.



Item 11. Security Ownership of Certain Beneficial Owners and
         Management.



        (a)(b) Security Ownership. The following table sets forth as of February 28, 1997, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.




                              Name and Address              Amount & Nature
                                of Beneficial                of Beneficial
        Title of Class             Owner                       Ownership
        ----------------      --------------------------    ----------------

        Common Stock          * Egin Bresnig                   356,500
        no par value          8037 So. Datura Street
                              Littleton, Colorado  80120



        SAME                  * Dean Wicker                    367,500
                              5176 East Davis Drive
                              Littleton, Colorado 80122



        SAME                  * Johnny M. Wilson               462,500
                              1885 S. Evanston
                              Aurora, Colorado 80012



        SAME                  Josef Ratey                      490,000
                              Albert-Kohler-Str. 23
                              77883 Ottenhoffen, Germany




        SAME                  John D. Brasher Jr.              365,000
                              90 Madison Street, Suite 707
                              Denver, Colorado  80206


                                                             ---------
        * All officers and directors                         1,186,500
          as a group (3 persons)



          Includes options to purchase 200,000 shares of common stock pursuant to the Company's 1993 Compensatory Stock Option Plan.

          Includes options to purchase 100,000 common shares pursuant to an employment agreement.

          Mr. Ratey retained 250,000 shares of common stock pursuant to a Settlement Agreement dated November 22, 1996 and was granted options to purchase 240,000 shares of the common stock of the Company.



Item 12. Certain Relationships and Related Transactions.


        Settlement Agreement

          Effective November 22, 1996, the Company entered into a
        Settlement Agreement (the "Settlement Agreement") with Ratey, Seidel and R-S Plus. The Settlement Agreement provided for the cancellation of certain shares issued pursuant to the Reorganization Agreement dated March 28, 1994.



          Pursuant to the Reorganization Agreement, the Exchange Shares were issued in the following proportions: 1,000,000 shares to R-S PLUS, 900,000 shares to Ratey, and 100,000 shares to Seidel, and a total of 300,000 of the shares issued to R-S PLUS subsequently were transferred to two individuals. In addition, Ratey, Seidel and R-S PLUS received options pursuant to the Exchange Agreement for a two-year period to purchase an aggregate of not more than 1,000,000 shares of the Company. Pursuant to the Settlement Agreement, such options were cancelled and voided as if never issued.



          Of the 2,000,000 Exchange Shares originally issued, an aggregate of 1,737,500 shares were cancelled and voided, as follows:



        (i) all 100,000 of the Exchange Shares issued to Seidel pursuant to the Exchange Agreement;



        (ii) 650,000 shares (that is, all but 250,000) of the Exchange Shares issued to Ratey pursuant to the Exchange Agreement; and



        (iii) 987,500 shares (that is, all but 12,500) of the 1,000,000
        Exchange Shares issued to R-S PLUS pursuant to the Exchange
        Agreement.



          A total of 787,500 of the 1,737,500 cancelable shares have been physically cancelled. The 650,000 shares of Ratey to be cancelled and the 300,000 shares transferred to two individuals have by action of the Company's board of directors been cancelled and are reflected as such on the Company's records of stock transfer and registry, but have not yet been physically cancelled. The certificates evidencing these shares will be physically cancelled when received by the Company.



          The Settlement Agreement provided for the full settlement and release of all existing claims, if any, and all potential claims of R-S PLUS, Ratey and Seidel against the Company and against all persons now or formerly serving or acting as officers, directors or employees of the Company or legal counsel, accountants or other advisers or consultants to the Company. Upon the effective date of the Agreement and the issuance of the options, neither R-S PLUS, Ratey nor Seidel retained any further claim of any kind against the Company or the enumerated persons.



          The Settlement Agreement also provided for the issuance and delivery to Ratey of options to purchase an aggregate of 240,000 shares of the common stock of the Company at the price of Eighty Cents (US$0.80) per share, subject to customary adjustments, for a period of two years from the effective date of the Agreement (the "Settlement Options").



        Exchange Agreement

          In January, 1997 the Company completed an Exchange Agreement and Plan of Reorganization for the purchase of 100% ownership of Franchise Connection, Inc., a Colorado corporation and its wholly owned subsidiary Brilliant Marketing, Inc. In full payment for the control shares of Franchise Connection, Inc., and Brilliant Marketing, Inc. the Company issued and delivered to the shareholders an aggregate of Five Hundred Thousand (500,000) shares of the authorized but unissued shares of Iso Block Products USA, Inc.'s common stock and One Million Five Hundred Thousand (1,500,000) shares of the Series 1996 Non-Voting Convertible Preferred Stock subject to adjustment as outlined below. The preferred Exchange Shares shall be convertible into shares of the no-par value common stock of the Company three (3) years from the date of issuance at the following conversion rate:



        (1) if Franchise Connection has by then sold an aggregate of 150 franchises, consisting of all or any franchises marketed by Franchise Connection, each preferred Exchange Share will be convertible into one (1) Conversion share; or



        (2) if Franchise Connection has by then sold an aggregate of less than 150 franchises, the number of Conversion Shares into which the preferred Exchange Shares are convertible will be proportionally reduced.



        (3) if Franchise Connection has sold an aggregate of less than 100 franchises by the third anniversary of the closing under the definitive agreement, then in addition to the adjustment set forth above, the Company may at its election demand the surrender and cancellation of and may unilaterally cancel a percentage of the 500,000 common Exchange Shares.



          Pursuant to the Letter of Intent, ISO BLOCK advanced to Franchise Connection an aggregate of $50,000 to be used as working capital. Additionally, under the terms of the Exchange Agreement and Plan of Reorganization ISO BLOCK will over the twelve months (12) following the Closing make available to Franchise Connection an aggregate of an additional $300,000, subject to adjustment, to be advanced monthly. Such funds will be advanced within five (5) days prior to the month in which needed upon written request of Franchise Connection, which shall specify the amount needed and general use intended. Such amounts shall be loaned to Franchise Connection on customary commercial terms. As of February 16, 1997 a total of $99,000 had been advanced to Franchise Connection.



        Employment Agreement

          The Company entered into an Employment Agreement by and among Franchise Connection, Brilliant Marketing Inc. ("BMI") and Johnny M. Wilson for a three year period. Under the terms of the Employment Agreement, Mr. Wilson will be employed by both BMI and the Franchise Connection as Chief Executive Officer and President and will serve as Chairman of the board of directors of both companies. He also will serve in any other capacity as designated by either company' board of directors. He will not compete with Franchise Connection or BMI or any franchise project now or later undertaken by Franchise Connection or BMI or engage in any franchise-related business whatsoever, as consultant, employee or otherwise, except those operated by Franchise Connection and BMI.



          Otherwise, there were no transactions, or series of transactions, for the fiscal year ended March 31, 1996, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than as described above or elsewhere in this report.



                       ISO BLOCK PRODUCTS USA, INC.
                        CONSOLIDATED COMPARATIVE
                          FINANCIAL STATEMENTS

                              Years Ended
                         March 31, 1995 and 1996



        TABLE OF CONTENTS                                        PAGE
        -----------------                                        ----

          INDEPENDENT AUDITORIS REPORT............................F-1


        CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS
        ---------------------------------------------

          Balance Sheet...........................................F-2

          Statement of Operations.................................F-3

          Statement of Shareholder's Equity.......................F-4

          Statement of Cash Flows.................................F-5

         	Notes to Financial Statements...........................F-6







        R. SCOTT HALL
        407 LORIN LANE
        CASTLE ROCK, COLORADO 80104
        (303) 688-1622



                      INDEPENDENT AUDITOR'S REPORT

        Board of Directors

        ISO BLOCK PRODUCTS USA, INC.



        I have audited the accompanying consolidated comparative balance sheet of ISO Block Products USA, Inc., as of March 31, 1995 and 1996 and the related consolidated comparative - statements of operations, shareholder's equity and cash flows for the years then ended. These consolidated comparative financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated comparative f inancial statements based on my audit.



        I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are ree of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.



        In my opinion, the consolidated comparative financial statements referred to above, present fairly, in all material respects, the financial position of ISO Block Products USA, Inc., at March 31, 1995 and 1996 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





        R. Scott Hall, CPA

        December 23, 1996
        Castle Rock, Colorado

                      ISO BLOCK PRODUCTS USA, INC.
                 CONSOLIDATED COMPARATIVE BALANCE SHEET


                                                      March 31,
                                              1995               1996
                                           ----------         ----------
         ASSETS
         ------

    Current Assets
    --------------
      Cash                                  209,262              10,296
      Note Receivable - Officer               2,000               2,000
      Mortgages Receivable                1,400,531           1,335,624
      Prepaid Expenses                        5,011                   -
                                          ----------          ----------

        Total Current Assets              1,616,804           1,347,920


    Property & Equipment
    --------------------
      Office Equipment                        1,864               2,660
      Less: Accumulated Depreciation              -                (532)
                                          ----------          ----------
        Net Property & Equipment              1,864               2,128
                                          ----------          ----------
          TOTAL ASSETS                    1,618,668           1,350,048
                                          ==========          ==========


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

    Current Liabilities
    -------------------
      Accounts Payable                      120,636               6,682
                                          ----------          ----------

    Stockholders' Equity
    --------------------
      Preferred Stock, No Par Value,
       10,000,000 Shares Authorized,
       272,000 and 924,000 Shares
       Outstanding, Respectively.            217,600             739,200

      Common Stock, 50,000,000 Shares
       Authorized, 2,940,468 and
       3,185,821 Shares Outstanding,
       Respectively.                       1,436,055           1,436,055

      Accumulated Deficit                   (155,623)           (831,889)
                                           ----------          ----------
                                           1,498,032           1,343,366
                                           ----------          ----------
       TOTAL LIABILITIES &
        STOCKHOLDERS EQUITY                1,618,668           1,350,048
                                           ==========          ==========



               The accompanying notes are an integral
                 part of these financial statements.

                        ISO BLOCK PRODUCTS USA, INC.
               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
                 For the Years Ended March 31, 1995 and 1996


                                                        March 31,
                                                  1995              1996
                                              ----------         -----------
    INCOME
    ------
      Construction Sales                        138,174             618,421
      Interest Income                                18               2,318
                                              ----------         -----------
        Total Income                            138,192             620,739


    COST OF SALES
    -------------
      Cost of Materials and Services            100,799             949,925
      Labor                                      53,412              94,313
                                              ----------         -----------
        Total Cost of Sales                     154,211           1,044,238



    GROSS PROFIT (LOSS)                         (16,019)           (423,499)


    OPERATING EXPENSES
    ------------------
      General and Administrative                103,803             258,637
                                              ----------         -----------

        NET LOSS                               (119,822)           (682,136)
                                              ==========         ===========


    LOSS PER COMMON SHARE                      (    .04)           (    .21)


    Weighted Average Shares Outstanding       2,940,468           3,185,827




                   The accompanying notes are an integral
                     part of these financial statement.

        CONSOLIDATED COMPARATIVE STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Year Ended March 31, 1995 and 1996


               Preferred               Common
                 Stock                  Stock             Accum.
                 -----                  -----             ------
            Shares    Amounts     Shares     Amounts      Deficit      Total
            ------    -------     ------     -------      -------      -----
Balance
at April
1, 1994       -          -     2,940,468   4,760,000     (35,273)   4,724,727
--------

Issue of
Preferred
Shares     272,000    217,600                                         217,600

Write-
Down
Mortgage
Receivable                                (3,323,945)              (3,323,945)

Foreign
Exchange
(Loss)                                                     (528)         (528)

Net (Loss)
of Year       -          -           -         -       (119,822)     (119,822)
          --------   --------    -------   ---------   ---------   -----------
Balance
at March
31, 1995   272,000    217,600  2,940,468  1,436,055    (155,623)    1,498,032
--------

Issue of
Preferred
Shares     652,000    521,600                                         521,600

Issue of
Common
Shares                           245,353        -                        -

Foreign
Exchange
Gain                                                      5,870         5,870

Net (Loss)
for Year      -           -         -           -      (682,136)     (682,136)
          --------  ---------  -----------  ----------  ---------  ------------
Balance
at March
31, 1996  924,000    739,200    3,185,821   1,436,055   (831,889)   1,343,366
-------- =========  =========  ===========  ==========  =========   ==========



                  The accompanying notes are an integral
                    part of these financial statements.

                    ISO BLOCK PRODUCTS USA, INC.

             CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
             ------------------------------------------------

               For the Years Ended March 31, 1995 and 1996


                                                        March 31,

                                                  1995             1996
                                                  ----             ----

    CASH FLOWS FROM OPERATING ACTIVITIES
    ------------------------------------
      Net Income (Loss)                        (119,822)        (682,136)
        Depreciation                                  -              532
        Note Receivable - Officer                (2,000)               -
        Mortgages Receivable                  3,273,369           64,907
        Prepaid Expenses                            601            5,011
        Accounts Payable                         99,686          113,954
                                             -----------       ----------
    Net Cash Used in Operating Activities     3,251,834         (725,640)



    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
      Purchase of Property & Equipment           (1,864)            (796)



    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
      Proceeds From Preferred Stock             217,600          521,600
      Proceeds From Common Stock                      -                -
      Write-down of Mortgage Receivable      (3,323,945)               -
      Foreign Exchange Gains (Losses)              (528)           5,870
                                             -----------       ----------
      Net Cash Provided by (Used In)
        Financing Activities                 (3,106,873)         527,470



    NET INCREASE (DECREASE) IN CASH             143,097         (198,966)


    CASH - Beginning of Year                     66,165          209,262
                                             -----------       ----------

    CASH - End of Year                          209,262           10,296
                                             ===========       ==========



               The accompanying notes are an integral
                 part of these financial statements.

                   	ISO BLOCK PRODUCTS USA, INC.

        NOTES TO CONSOLIDATED COMPARATVIE FINANCIAL STATEMENTS
        ------------------------------------------------------

            For the Years Ended March 31, 1995 and 1996


NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Company Description
        -------------------

        The Company was incorporated on April 28, 1986 under the laws of the State of Colorado under the name of Champion Computer Rentals, Inc. The Company's Articles of Incorporation were amended to change the name of the corporation to ISO Block Products USA, Inc. from Champion Computer Rentals, Inc. effective on September 21, 1994.



        Effective March 28, 1994, USA acquired 100% stock of R-S ISO Block Produktions GmbH (ISO-Block GmbH), The acquisition was accounted for as a purchase by ISO-Block GmbH of USA and the accompanying financial statements present historical results of ISO-Block GmbH since its formation and include USA's activities from the effective date of the acquisition.



        ISO-Block GmbH obtained from an affiliate the worldwide ownership of a technology to develop, manufacture and sell a new potential construction component for buildings.



        Consolidation
        -------------

        The financial statements include the accounts of USA and its wholly-owned subsidiary ISO-Block GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.




        Concentrations of Credit Risk
        -----------------------------

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of mortgages receivable.



        The Company's mortgages receivable are concentrated in German real estate but are not concentrated in a limited number of borrowers. The mortgages are from high quality entities and secured by high value real estate to limit the Company's exposure to concentrations of credit risk.



        The Company's mortgages receivable are classified as available for sale as the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a net amount as a separate component of stockholders' equity. The Company had to write-down the value of the mortgages receivable by $3,323,945 in 1995 to reflect the current fair market value of the securities.

                  	ISO BLOCK PRODUCTS USA, INC.

        NOTES TO CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS
        ------------------------------------------------------

             For the Years Ended March 31, 1995 and 1996



        Cash
        ----

        All amounts are stated in U.S. dollars.



        Property & Equipment
        --------------------

        Property & equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets.



        Income Taxes
        ------------

        The Company has no current or deferred income tax liability due to accumulated losses during the development stage. The Company has net operating losses totaling $155,623 and $831,889, respectively, which are available to offset future taxable income. These NOL's expire through 2003.




        Foreign Currency Translation
        ----------------------------

        The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders' equity.



        Income (Loss) Per Common Share
        ------------------------------

        Income (loss) per common share is based upon the weighted average number of common shares outstanding during each period.




NOTE 2.	STOCKHOLDERS' EQUITY
        --------------------

        Effective December 31, 1993, the Company adopted a 1993 Compensatory Stock Option Plan with 500,000 common shares reserved for issuance and a 1993 Employee Stock Compensation Plan with 1,000,000 common shares reserved for issuance. No options or shares have been granted under either plan.




NOTE 3. NOTE RECEIVABLE - OFFICER
        -------------------------

        The Company loaned the President of the company, Egin Bresnig, $2,000.00. The note bears interest at 6% per annum and is due on March 1, 1997.




PART IV



Item 13. Exhibits and Reports on Form 8-K.



         (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and which are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with this report (not incorporated by reference) upon payment to the Company of its expenses in furnishing the information. References to the "Company" mean ISO-BLOCK PRODUCTS USA, INC. (formerly named Champion Computer Rentals, Inc.).







 2.0   	Plan of Acquisition, Reorganization, Arrangement,
        -------------------------------------------------
        Liquidation or Succession
        -------------------------

 2.1   	Agreement and Plan of Reorganization dated March 28, 1994
        (incorporated by reference to Exhibit 2.1 to Form 8-K dated
        March 28, 1994)...............................................   *



 3.0   	Articles and Bylaws
        -------------------


 3.1   	Articles of Incorporation of the Company (incorporated
        by reference to Exhibit 3.1 to registration statement on
        Form S-18 of Champion Computer Rentals, Inc., file no.
        33-23257-D)...................................................   *

 3.3   	Bylaws of the Company (incorporated by reference to Exhibit
        on Form 10-KSB for fiscal year ended 1993)....................   *

 3.4   	Certificate of Amendment and Restatement to Articles of
        Incorporation (incorporated by reference to Exhibit 3.4 to
        Form 8-K dated February 10, 1994). ...........................   *

 3.5   	Certificate of Amendment to Articles of Incorporation,
        changing the Company's name to Iso-Block Products USA, Inc. (incorporated by reference to Exhibit 2(c) to registration
        statement on Form 8-A, file no. 0-25810)......................   *

 3.6    Certificate of Designation Establishing Series A,
        Non-Voting Convertible Preferred Stock, as filed with the
        Colorado Secretary of State on May 19, 1995 ..................   1

 3.7   	Certificate of Designation Establishing Series B,
        Non-Voting Convertible Preferred Stock, as filed with the
        Colorado Secretary of State on May 26, 1995 ..................   1

 3.8   	Certificate of Amendment to Certificate of Designation
       	Establishing Series C, Non-Voting Convertible Preferred
        Stock, as filed with the Colorado Secretary of State on
        June 26, 1995.................................................   1

 3.9   	Certificate of Designation Establishing Series 1996,
       	Non-Voting Convertible Preferred Stock (incorporated by
        reference to Exhibit 3.1 to Form 8-K dated January 24,
        1997).........................................................   *



 4.0   	Instruments Establishing Rights of Security Holders
        ---------------------------------------------------


 4.1   	Specimen common stock certificate of the Company
        (incorporated by reference to Exhibit 4.1 to registration
        statement on Form S-18 of Champion Computer Rentals, Inc., file no. 33-23257-D)...........................................  *

 4.2   	Specimen Series A, Non-Voting Convertible Preferred Stock
        certificate ...................................................	 1

 4.3   	Specimen Series B, Non-Voting Convertible Preferred Stock
        certificate ...................................................  1

 4.4   	Specimen Series C, Non-Voting Convertible Preferred Stock
        certificate ...................................................  1

 4.5   	Specimen Series 1996, Non-Voting Convertible Preferred
        Stock certificate .............................................  1



10.0   	Material Exhibits
        -----------------


10.1    1993 Compensatory Stock Option Plan (incorporated by
        reference to	Exhibit 10.1 to Form 8-K dated February 10,
        1994)..........................................................  *

10.2   	1993 Employee Stock Compensation Plan (incorporated by
        reference	to Exhibit 10.2 to Form 8-K dated February 10,
        1994)..........................................................  *

10.3   	Settlement Agreement dated November 19, 1996 (incorporated
        by reference to Exhibit 10 to Form 8-K dated November 22,
        1996)..........................................................  *

10.4   	Stock Option dated November 19, 1996 (incorporated by
        reference to Exhibit 4 to Form 8-K dated November 22,
        1996)..........................................................  *

10.5   	Exchange Agreement and Plan of Reorganization dated
        December 27, 1996 (incorporated by reference to Exhibit
        2.1 to Form 8-K dated January 24, 1997)........................  *

10.6   	Employment Agreement dated December 27, 1996 (incorporated
        by reference to Exhibit 10.1 to Form 8-K dated January 24,
        1997)..........................................................  *

EX-27   FINANCIAL DATA SCHEDULE


       	* - Incorporated by reference to another registration statement, report or document.

       	1 - Includes Exhibits filed as part of this Report.



	(b)    Reports on Form 8-K.

      		None.



	(c)    Financial Statements.

      		The index to the financial statements appears at page F-1.




                              SIGNATURES


          In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.



        Date: March 28, 1997

                                  ISO BLOCK PRODUCTS USA, INC.



                           /s/  Egin Bresnig

                            By.........................................
                                Egin Bresnig, Chief Executive Officer



          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



     Name                 Title                              Date
     ----                 -----                              ----

/s/  Egin Bresnig.........Director, President,           March 28, 1997
     Egin Bresnig         Chief Executive Officer



/s/  Dean Wicker..........Director, Secretary            March 28, 1997
     Dean Wicker



/s/  Johnny M. Wilson.....Director                       March 28, 1997
     Johnny M. Wilson





                             EXHIBIT 3.6



                        RESOLUTION OF DIRECTORS

             ESTABLISHING A SERIES OF SHARES OF PREFERRED STOCK

                                  of

                     ISO BLOCK PRODUCTS USA, INC.


          The undersigned, constituting the entire board of directors of ISO BLOCK PRODUCTS USA, INC., a Colorado corporation
        ("Company"), hereby take the following actions by unanimous written consent in lieu of a meeting, as authorized by Section 7-108-202 of the Colorado Business Corporation Act:



          WHEREAS, the Board of Directors of the Company ("Board") desires to establish and designate a series of shares of Preferred Stock and to fix and determine the relative rights and preferences thereof in accordance with the following resolution; it is therefore



          RESOLVED, FIRST, that the Board hereby establishes and designates a series of Preferred Stock of the Company to consist of 1,000,000 shares, with a stated value per share of US$1.25, and hereby affixes the voting powers, designation, rights, preferences, privileges and restrictions of the shares of such series, as follows:



        1. Designation and Consideration.
           ------------------------------

          The designation of the series of Preferred Stock created by this Resolution shall be "SERIES A, NON-VOTING CONVERTIBLE PREFERRED STOCK", having a stated value of $1.25 per share. Shares of this series are hereinbelow referred to as the "Series A Preferred Stock." Each share of Series A Preferred Stock shall be issued for such consideration as the Board may determine (whether cash, property or other assets) at the issue price of One Dollar and Twenty-Five Cents (US$1.25) per share. Once duly issued for the consideration herein called for, shares of the Series A Preferred Stock shall be deemed fully paid and nonassessable.



        2. Dividends.
           ----------

          No dividends shall be payable on the Series A Preferred Stock.



        3. Redemption.
           -----------

           The shares of Series A Preferred Stock shall not be subject to redemption without the consent of the holders thereof.



        4. Conversion Right.
           -----------------

        4.1  Conversion Rate.

          Each share of Series A Preferred Stock may, subject to the terms hereof, be converted at the option of the holders thereof into one
        (1) fully paid, nonassessable share of common stock of the Company, $.0001 par value per share, subject to restrictions and limitations set forth in this Resolution. The common shares of the Company into which shares of Series A Preferred Stock are converted ("conversion shares") will not be registered under the Securities Act of 1933, as amended ("Act"), but shall be issued in reliance upon Regulation S or other available exemption from registration under the Act. Conversion shall be deemed to occur on the date a certificate or certificates representing shares of Series A Preferred Stock being converted is presented to the Company or to the Company's transfer agent and registrar, properly endorsed and accompanied by the proper fee payable to the transfer agent.



        4.2 Limitation on Conversion Right.

          Notwithstanding the provisions of paragraph 4.1 preceding, the shares of Series A Preferred Stock may only be converted into common shares of the Company commencing six (6) months after the date on which the common shares of the Company are first quoted on the Nasdaq National Market or Small-Cap System or listed on a U.S. securities exchange.



        4.3 Adjustments to Conversion Rate.

          The conversion rate set forth in paragraph 4.1 above will be subject to adjustment if the Company is reorganized, merged, consolidated or party to a plan of exchange with another corporation pursuant to which shareholders of the Company receive any shares of stock or other securities, or in the event of any sale or other transfer of all or substantially all of the Company's assets, or in case of any reclassification of or reverse split or split of the Common Stock, holders of shares of the Series A Preferred Stock shall be entitled, after the occurrence of any such event, to receive on conversion thereof the kind and amount of shares of stock or other securities, cash or other property receivable upon such event by a holder of the number of Common Shares into which the shares of Series A Preferred Stock might have been converted immediately prior to occurrence of the event. For purposes of this paragraph, the term "shareholder" means a holder of Common Stock.



        4.4 Common Stock Authorized.

          By adoption of this Resolution, the Board hereby specifically authorizes the issuance of an aggregate of 1,000,000 Common Shares upon conversion of the Series A Preferred Stock; provided, however, that if any adjustment to the conversion rate established in paragraph 4.1 should require the issuance of a greater number of Common Shares, then the issuance of such greater number of Common Shares hereby is authorized.



       4.5 No Fractional Shares Issuable.

          No fractional share of Common Stock, or scrip or other instrument representing a fractional Common Share, shall be issued upon conversion of any share of Series A Preferred Stock. If any such conversion results in a fractional share of Common Stock being issuable, the Company shall pay to the converting holder an amount, in cash, equal to the market value of the fractional interest or, if there is no market value or none is readily ascertainable, then such amount as the Board determines is reasonable in the circumstances.



        5. Rights on Liquidation, Dissolution, or Winding Up.
           --------------------------------------------------


        5.1 Payment of Liquidation Preference.

          In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock then outstanding shall be subordinate to all claims of the Company's creditors but otherwise entitled to be paid out of the Company's assets available for distribution to its shareholders, before any payment is made to the holders of any class of Common Stock, the holders of the Series A Preferred Shares, or other shares of capital stock ranking junior upon liquidation to the Series A Preferred Stock, an amount equal to the $1.25 stated value per share. In the event the holders of Common Stock are entitled to a distribution on the remaining assets, then each holder of Common Shares shall, subject to any existing preference of other preferred shares, be entitled to share equally and ratably with the holders of Series A Preferred Shares and other outstanding preferred shares on a share-for-share basis in all further distributions of assets.



        5.2 Proportionate Distribution.

          In the event the Company's assets available for distribution to the holders of the shares of the Series A Preferred Stock and of any other class or series of preferred shares ranking on a parity therewith upon any voluntary or involuntary liquidation, dissolution or winding up of the Company are insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph 5.1, then there shall be paid ratably to holders of the shares of the Series A Preferred Stock their respective shares of the aggregate amount or amounts to which the holders of the shares of Series A Preferred Stock are entitled upon such liquidation, dissolution or winding up.



        5.3 Effective Reorganization.

          Neither the consolidation or merger of the Company with or into any other company nor the lease, exchange, sale or transfer of all or substantially all of the Company's assets shall be deemed to be a liquidation, dissolution or winding up of the Company's affairs, whether voluntary or otherwise, within the meaning of this Section 5.



        6. Voting Rights.
           --------------

          The shares of the Series A Preferred Stock shall not have the right to vote in the election of directors of the Company or on any other matters upon which shareholders of the Company may or must vote, except matters specifically, directly and adversely affecting their rights as holders of Series A Preferred Stock and shall have only such voting rights as a class as are unequivocally conferred in this Resolution, by the Colorado Business Corporation Act or other controlling corporation law statute. Any matter which requires the approval of the holders of the Series A Preferred Stock shall require only the affirmative vote of a majority of the votes cast by the holders of such shares, voting as a separate class, at any lawful meeting of such holders which commences with a quorum. Whenever such shares are entitled to vote, each share of Series A Preferred Stock shall be entitled to one vote.



        7. Certain Corporate Actions.
           --------------------------

          The Company shall not amend its articles or certificate of incorporation without the prior approval of the holders of the Series A Preferred Stock, voting as a separate class, if such amendment would directly or indirectly effect any adverse change in any of the rights, preferences or privileges of, or limitations provided for herein for the benefit of, the holders of Series A Preferred Stock. Without limiting the generality of the foregoing, no such amendment may be effected without such approval if such amendment would:



        (a) Reduce the amount payable to the holders of Series A Preferred Stock upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, or change the seniority of the liquidation preferences of the holders of Series A Preferred Stock relative to the rights upon liquidation, dissolution or winding up of the holders of any other class or series of the Company's shares; OR



        (b)  Cancel or modify the right of holders of Series A
        Preferred Stock to convert such shares to Common Shares of the Company, all as set forth in this Resolution.



        8. Rank of Series A Preferred Stock.
           ---------------------------------

          The shares of the Series A Preferred Stock shall rank prior as to dividends, redemption and upon liquidation to the shares of the Common Stock and other shares of preferred stock of the Company issued and outstanding as of the date of this Resolution. The Company may issue other shares of another class or series of preferred stock after the date of this Statement of Resolution which rank on a parity with or senior to the Series A Preferred Stock.



        9. Investment Intent Required.
           ---------------------------

          The shares of Series A Preferred Stock shall not be registered under the Act but will be offered and sold in reliance upon one or more exemptions from such registration. Every person acquiring shares of Series A Preferred Stock shall be required to affirmatively set forth his, her or its intention to acquire such shares for investment purposes only (or in the case of sales made in reliance upon Regulation S, other appropriate representations) and intention not to effect any distribution of such shares in the United States of America and shall execute an investment letter or similar document satisfactory in form and content to the Company's counsel. Shares of Series A Preferred Stock may not be offered, sold or otherwise transferred, pledged or hypothecated unless and until registered under the Act, or such offer, sale or transfer, pledge or hypothecation is, in the opinion of Company counsel, exempt from the registration provisions of the Act.



          Appropriate representations also may be required of any holder of Series A Preferred Shares at the time of requesting conversion of those shares into shares of the Company's common stock.



        10. Tax Matters.
           ------------

          The holders of Series A Preferred Stock shall be solely liable for and shall pay any and all taxes and other governmental charges, of every kind, that may be imposed in respect of the issue or delivery of Common Shares upon redemption or conversion of Series A Preferred Stock. The Company may withhold certain of such Common Shares in order to satisfy the Company's tax withholding obligations or take similar steps to ensure that such taxes and charges are duly paid. If the Company becomes liable for or pays any such taxes due to acts of a Series A Preferred Stock holder, it may, in order to recoup the amount of such tax or tax liability:



        (i) withhold the amount of such tax or tax liability from any funds whatever in or coming into the Company's possession and belonging to such holder, including dividends declared on the Series A Preferred Stock and payable to such holder; and/or



        (ii) cancel and reissue in the Company's name such number of shares of Series A Preferred Stock, based upon the original issue price per share, as will equal the amount of the tax paid or tax liability incurred.



        11. Offer and Sale of Series A Preferred Shares.
           --------------------------------------------

          The Company hereby is authorized to offer any or all of the shares of Series A Preferred Stock for sale to potential investors. Such sales are to be made in compliance with applicable laws, rules and regulations, and each subscriber for such shares shall execute a subscription agreement satisfactory in form and content to Company counsel.



          IN WITNESS WHEREOF, the undersigned directors have duly approved the foregoing resolution effective as of February 20, 1995.




       ...............................
                Josef Ratey





       ...............................
               	Egin Bresnig




       ...............................
                Dean Wicker





        (SEAL)





                                EXHIBIT 3.7



                     RESOLUTION OF BOARD OF DIRECTORS

                    AMENDING THE TERMS AND DESIGNATION

            OF THE SERIES B NON-VOTING CONVERTIBLE PREFERRED STOCK

                                   of

                      ISO BLOCK PRODUCTS USA, INC.



          The undersigned, constituting the entire board of directors of ISO BLOCK PRODUCTS USA, INC., a Colorado corporation
        ("Company"), hereby take the following actions by unanimous written consent in lieu of a meeting, as authorized by Section 7-108-202 of the Colorado Business Corporation Act:



          WHEREAS, the Board of Directors of the Company ("Board") on May 1, 1995 established and designated a series of shares of preferred stock as the SERIES B, NON-VOTING CONVERTIBLE PREFERRED STOCK, stated value $0.80 per share, and fixed and determined the relative rights and preferences thereof in accordance with a resolution of the Board of Directors; and



          WHEREAS, the Board of Directors now desires to amend the terms thereof by increasing the stated value from $0.80 per share to $1.50 per share; and



          WHEREAS, none of the shares of the Series B, Non-Voting Convertible Preferred Stock having been issued, the Board of Directors has the power to amend the terms of such series of preferred stock pursuant to Section 7-106-102(1) of the Colorado Business Corporation Act without action by shareholders; it is therefore



          RESOLVED, that the terms of the series of preferred stock heretofore established by the Board of Directors and designated as the SERIES B, NON-VOTING CONVERTIBLE PREFERRED STOCK, hereby are amended to increase the stated value of such series of shares from $0.80 per share to $1.50 per share. The filing of an amendment to the Certificate of Designation previously filed with the Secretary of State of Colorado, reflecting the amendment of the stated value of shares of such series, hereby is authorized.



          IN WITNESS WHEREOF, the undersigned directors have duly approved the foregoing resolution effective as of June 15, 1995.





        (SEAL)

        .............................
                Josef Ratey




       .............................
               Egin Bresnig




       ............................
               Dean Wicker








                              EXHIBIT 3.8



                       RESOLUTION OF DIRECTORS

            ESTABLISHING A SERIES OF SHARES OF PREFERRED STOCK

                                  of

                    ISO BLOCK PRODUCTS USA, INC.



          The undersigned, constituting the entire board of directors of ISO BLOCK PRODUCTS USA, INC., a Colorado corporation
        ("Company"), hereby take the following actions by unanimous written consent in lieu of a meeting, as authorized by Section 7-108-202 of the Colorado Business Corporation Act:



          WHEREAS, the Board of Directors of the Company ("Board") desires to establish and designate a series of shares of Preferred Stock and to fix and determine the relative rights and preferences thereof in accordance with the following resolution; it is therefore



          RESOLVED, FIRST, that the Board hereby establishes and designates a series of Preferred Stock of the Company to consist of 1,000,000 shares, with a stated value per share of US$1.50, and hereby affixes the voting powers, designation, rights, preferences, privileges and restrictions of the shares of such series, as follows:



        1. Designation and Consideration.
           ------------------------------

          The designation of the series of Preferred Stock created by this Resolution shall be "SERIES C, NON-VOTING CONVERTIBLE PREFERRED STOCK", having a stated value of One Dollar and Fifty Cents ($1.50) per share. Shares of this series are hereinbelow referred to as the "Series C Preferred Stock." Each share of Series C Preferred Stock shall be issued for such consideration as the Board may determine (whether cash, property or other assets) at the issue price of One Dollar and Fifty Cents (US$1.50) per share. Once duly issued for the consideration herein called for, shares of the Series C Preferred Stock shall be deemed fully paid and nonassessable.



        2. Dividends.
           ----------

          No dividends shall be payable on the Series C Preferred Stock.



        3. Redemption.
           -----------

          The shares of Series C Preferred Stock shall not be subject to redemption without the consent of the holders thereof.



        4. Conversion Right.
           -----------------

        4.1 Conversion Rate.

          Each share of Series C Preferred Stock may, subject to the terms hereof, be converted at the option of the holders thereof into one
        (1) fully paid, nonassessable share of common stock of the Company, no par value per share, subject to restrictions and limitations set forth in this Resolution. The common shares of the Company into which shares of Series C Preferred Stock are converted ("conversion shares") will not be registered under the Securities Act of 1933, as amended ("Act"), but shall be issued in reliance upon Regulation S or other available exemption from registration under the Act. Conversion shall be deemed to occur on the date a certificate or certificates representing shares of Series C Preferred Stock being converted is presented to the Company or to the Company's transfer agent and registrar, properly endorsed and accompanied by the proper fee payable to the transfer agent.



        4.2 Limitation on Conversion Right.

          Notwithstanding the provisions of paragraph 4.1 preceding, the shares of Series C Preferred Stock may only be converted into common shares of the Company commencing three (3) months after the date on which the common shares of the Company are first quoted on the Nasdaq National Market or Small-Cap System or listed on a U.S. securities exchange.



        4.3 Adjustments to Conversion Rate.

          The conversion rate set forth in paragraph 4.1 above will be subject to adjustment if the Company is reorganized, merged, consolidated or party to a plan of exchange with another corporation pursuant to which shareholders of the Company receive any shares of stock or other securities, or in the event of any sale or other transfer of all or substantially all of the Company's assets, or in case of any reclassification of or reverse split or split of the Common Stock, holders of shares of the Series C Preferred Stock shall be entitled, after the occurrence of any such event, to receive on conversion thereof the kind and amount of shares of stock or other securities, cash or other property receivable upon such event by a holder of the number of Common Shares into which the shares of Series C Preferred Stock might have been converted immediately prior to occurrence of the event. For purposes of this paragraph, the term "shareholder" means a holder of Common Stock.



        4.4 Common Stock Authorized.

          By adoption of this Resolution, the Board hereby specifically authorizes the issuance of an aggregate of 1,000,000 Common Shares upon conversion of the Series C Preferred Stock; provided, however, that if any adjustment to the conversion rate established in paragraph 4.1 should require the issuance of a greater number of Common Shares, then the issuance of such greater number of Common Shares hereby is authorized.



        4.5 No Fractional Shares Issuable.

          No fractional share of Common Stock, or scrip or other instrument representing a fractional Common Share, shall be issued upon conversion of any share of Series C Preferred Stock. If any such conversion results in a fractional share of Common Stock being issuable, the Company shall pay to the converting holder an amount, in cash, equal to the market value of the fractional interest or, if there is no market value or none is readily ascertainable, then such amount as the Board determines is reasonable in the circumstances.



        5.  Rights on Liquidation, Dissolution, or Winding Up.
          --------------------------------------------------

        5.1 Payment of Liquidation Preference.

          In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series C Preferred Stock then outstanding shall be subordinate to all claims of the Company's creditors but otherwise entitled to be paid out of the Company's assets available for distribution to its shareholders, before any payment is made to the holders of any class of Common Stock, the holders of the Series C Preferred Shares, or other shares of capital stock ranking junior upon liquidation to the Series C Preferred Stock, an amount equal to the $1.25 stated value per share. Upon receiving such liquidation preference, the holders of shares of Series C Preferred Stock shall not thereafter be entitled to share in any further distributions of remaining assets of the Company.



        5.2 Proportionate Distribution.

          In the event the Company's assets available for distribution to the holders of the shares of the Series C Preferred Stock and of any other class or series of preferred shares ranking on a parity therewith upon any voluntary or involuntary liquidation, dissolution or winding up of the Company are insufficient to pay in full all amounts to which such holders are entitled pursuant to paragraph 5.1, then there shall be paid ratably to holders of the shares of the Series C Preferred Stock their respective shares of the aggregate amount or amounts to which the holders of the shares of Series C Preferred Stock are entitled upon such liquidation, dissolution or winding up.



        5.3 Effective Reorganization.

          Neither the consolidation or merger of the Company with or into any other company nor the lease, exchange, sale or transfer of all or substantially all of the Company's assets shall be deemed to be a liquidation, dissolution or winding up of the Company's affairs, whether voluntary or otherwise, within the meaning of this Section 5.



        6. Voting Rights.
           --------------

          The shares of the Series C Preferred Stock shall not have the right to vote in the election of directors of the Company or on any other matters upon which shareholders of the Company may or must vote, except matters specifically, directly and adversely affecting their rights as holders of Series C Preferred Stock and shall have only such voting rights as a class as are unequivocally conferred in this Resolution, by the Colorado Business Corporation Act or other controlling corporation law statute. Any matter which requires the approval of the holders of the Series C Preferred Stock shall require only the affirmative vote of a majority of the votes cast by the holders of such shares, voting as a separate class, at any lawful meeting of such holders which commences with a quorum. Whenever such shares are entitled to vote, each share of Series C Preferred Stock shall be entitled to one vote.



        7. Certain Corporate Actions.
           --------------------------

          The Company shall not amend its articles or certificate of incorporation without the prior approval of the holders of the Series C Preferred Stock, voting as a separate class, if such amendment would directly or indirectly effect any adverse change in any of the rights, preferences or privileges of, or limitations provided for herein for the benefit of, the holders of Series C Preferred Stock. Without limiting the generality of the foregoing, no such amendment may be effected without such approval if such amendment would:



        (a) Reduce the amount payable to the holders of Series C Preferred Stock upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, or change the seniority of the liquidation preferences of the holders of Series C Preferred Stock relative to the rights upon liquidation, dissolution or winding up of the holders of any other class or series of the Company's shares; OR



        (b)  Cancel or modify the right of holders of Series C
        Preferred Stock to convert such shares to Common Shares of the Company, all as set forth in this Resolution.



        8. Rank of Series C Preferred Stock.
           ---------------------------------

          The shares of the Series C Preferred Stock shall rank prior as to dividends, redemption and upon liquidation to the shares of the Common Stock and other shares of preferred stock of the Company issued and outstanding as of the date of this Resolution. The Company may issue other shares of another class or series of preferred stock after the date of this Statement of Resolution which rank on a parity with or senior to the Series C Preferred Stock.



        9. Investment Intent Required.
           ---------------------------

          The shares of Series C Preferred Stock shall not be registered under the Act but will be offered and sold in reliance upon one or more exemptions from such registration. Every person acquiring shares of Series C Preferred Stock shall be required to affirmatively set forth his, her or its intention to acquire such shares for investment purposes only (or in the case of sales made in reliance upon Regulation S, other appropriate representations) and intention not to effect any distribution of such shares in the United States of America and shall execute an investment letter or similar document satisfactory in form and content to the Company's counsel. Shares of Series C Preferred Stock may not be offered, sold or otherwise transferred, pledged or hypothecated unless and until registered under the Act, or such offer, sale or transfer, pledge or hypothecation is, in the opinion of Company counsel, exempt from the registration provisions of the Act. Appropriate representations also may be required of any holder of Series C Preferred Shares at the time of requesting conversion of those shares into shares of the Company's common stock.



        10. Tax Matters.
            ------------

          The holders of Series C Preferred Stock shall be solely liable for and shall pay any and all taxes and other governmental charges, of every kind, that may be imposed in respect of the issue or delivery of Common Shares upon redemption or conversion of Series C Preferred Stock. The Company may withhold certain of such Common Shares in order to satisfy the Company's tax withholding obligations or take similar steps to ensure that such taxes and charges are duly paid. If the Company becomes liable for or pays any such taxes due to acts of a Series C Preferred Stock holder, it may, in order to recoup the amount of such tax or tax liability:



        (i) withhold the amount of such tax or tax liability from any funds whatever in or coming into the Company's possession and belonging to such holder, including dividends declared on the Series C Preferred Stock and payable to such holder; and/or



        (ii) cancel and reissue in the Company's name such number of shares of Series C Preferred Stock, based upon the original issue price per share, as will equal the amount of the tax paid or tax liability incurred.



        11. Offer and Sale of Series C Preferred Shares.
            --------------------------------------------

          The Company hereby is authorized to offer any or all of the shares of Series C Preferred Stock for sale to potential investors. Such sales are to be made in compliance with applicable laws, rules and regulations, and each subscriber for such shares shall execute a subscription agreement satisfactory in form and content to Company counsel.




          IN WITNESS WHEREOF, the undersigned directors have duly approved the foregoing resolution effective as of August 1, 1995.





       ............................
               Josef Ratey




       ...........................
               Egin Bresnig



       ...........................
               Dean Wicker





        (SEAL)





                             EXHIBIT 4.2



                    ISO BLOCK PRODUCTS USA, INC.

           Organized under the laws of the State of Colorado


            Series A, Non-Voting Convertible Preferred Stock




        No. PA-                                             SHARES





          THIS CERTIFIES that or registered assigns, is the registered owner of fully paid and nonassessable shares of the Series A, Non-Voting Convertible Preferred Stock, US$1.25 stated value (the "Preferred Stock" or "Preferred Shares"), of ISO BLOCK PRODUCTS USA, INC., a corporation organized in the United States of America under the laws of the State of Colorado ("Company"), transferable on the books of the Company by the holder hereof in person or by duly authorized attorney, upon surrender of this certificate properly endorsed. This Certificate and the Preferred Shares represented hereby are issued and shall be subject to all of the provisions of the Company's Articles of Incorporation and all amendments thereto (copies of which are on file with the Transfer Agent and in the office of the Secretary of State of Colorado) to all of which the holder, by acceptance hereof, assents.



          DIVIDENDS.  No dividends are payable on the Preferred Shares.


          REDEMPTION. The Preferred Shares are not redeemable except by the mutual consent of the Company and the holder of the Preferred Shares.


          ASSIGNMENT. These Preferred Shares may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed. Any assignment or transfer is subject to restrictions evidenced in the Application for Shares pursuant to which these shares have been issued.


          CONVERSION. Subject to adjustment as hereinafter provided, the holder of this Certificate is entitled to convert each of the Preferred Shares evidenced hereby into ONE (1) fully paid and nonassessable share of the Company's common stock, $.0001 par value ("Common Stock" or "Common Shares"). Conversion shall be deemed to occur on the date a certificate or certificates representing Preferred Stock being converted is presented to the Company's transfer agent and registrar, properly endorsed and accompanied by the proper fee payable to the transfer agent. No fractional Common Shares will be issued. The Preferred Shares may only be converted into common shares of the Company commencing six (6) months after the date on which the common shares of the Company are first quoted on the Nasdaq National Market or Small-Cap System or listed on a U.S. securities exchange.



          ADJUSTMENTS. The conversion rate set forth above will be subject to adjustment if the Company is reorganized, merged, consolidated or party to a plan of exchange with another corporation pursuant to which shareholders of the Company receive any shares of stock or other securities, or in the event of any sale or other transfer of all or substantially all of the Company's assets, or in case of any reclassification of or split or reverse split of the Common Stock.



          RIGHTS ON LIQUIDATION. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock then outstanding will be subordinate to all claims of the Company's creditors but otherwise entitled to be paid out of the Company's assets available for distribution to its shareholders, before any payment is made to the holders of any class of Common Stock or any other class or series of stock ranking junior upon liquidation to the Preferred Stock, an amount equal to the $1.25 stated value per share.



          VOTING RIGHTS. Holders of Preferred Stock do not have the right to vote in the election of directors of the Company or, generally, on any other matters upon which shareholders of the Company may or must vote and shall have only such voting rights as a class as are conferred by the Colorado Business Corporation Act. Whenever the Preferred Stock is entitled to vote, each share of Preferred Stock shall be entitled to one vote.



          CONVERSION AND ASSIGNMENT FEES. Whenever these Preferred Shares are converted into Common Shares, or are assigned or transferred, there shall be paid to the Transfer Agent therewith the appropriate fee for every Preferred or Common Share certificate to be issued.



          STATUS OF HOLDER. The Company and the Transfer Agent may deem and treat the registered holder of this Certificate as the absolute owner hereof for all purposes, and neither the Company nor the Transfer Agent shall be affected by any notice to the contrary.



          WITNESS the seal of the Company and the original signatures of its duly authorized officers.



        Dated:                         ISO BLOCK PRODUCTS USA, INC.







        President                     Secretary or Assistant Secretary






                   ISO BLOCK PRODUCTS USA, INC.



          The Company is authorized to issue shares of more than one class, namely 50,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock. Pursuant to the Colorado Business Corporation Act, the Company will furnish to any shareholder upon request (addressed to the attention of the Company Secretary) and without charge a full statement of the designations, preferences, limitations and relative rights of the shares of each class authorized to be issued by the Company and of variations in the relative rights and preferences between the shares of each series of preferred stock of the Company insofar as any such series has been fixed and determined, and a statement of the authority of the Board of Directors of the Company to fix and determine the relative rights and preferences of subsequent series of preferred stock.





                   CONVERSION TO COMMON STOCK



          I or we hereby irrevocably elect to exercise the right of conversion represented by this certificate to convert _______________ of the shares of Preferred Stock evidenced by this certificate into shares of the Company's Common Stock and request that certificates for the Common Shares be issued in the name of:



        Please insert social security or EIN number	Name and address,
        including zip code:

        or other identifying number:



        ____________________________


        ____________________________


        ____________________________


        ____________________________



          and, if the number of Preferred Shares being converted to Common Shares is less than all of the Preferred Shares evidenced by this certificate, that a new certificate of like tenor for the balance of the remaining Preferred Shares not converted hereunder be delivered to the undersigned at the address below.



          IMPORTANT: The name of the person converting Preferred Shares must correspond with the name of the Registered Holder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.



          CERTIFICATION OF STATUS. I/We hereby certify that I am/we are not a "U.S. Person" as defined in Regulation S under the U.S. Securities Act of 1933 and that I am/we are not converting these shares to acquire common shares for or on behalf of any U.S. Person. I/We understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.





        DATED: ______________________, 19_____



        X.............................................
           Signature of Preferred Stock Holder







                               ASSIGNMENT


          FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto



        Please insert social security or EIN number	Name and address,
        including zip code:

        or other identifying number:



        ___________________________


        ___________________________


        ___________________________


        ___________________________



        ________________ of the Preferred Shares evidenced by this Certificate, and does hereby irrevocably constitute and appoint any officer of the Company as lawful Attorney to transfer such shares on the books of the Company with full power of substitution in the premises. I/We hereby certify that, to the best of my/our knowledge, the person or persons to whom these shares are being assigned is NOT a "U.S. Person" as defined in Regulation S under the U.S. Securities Act of 1933. I/We understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.





        DATED: ______________________, 19_____



        X..............................................
            Signature of Preferred Stock Holder



          IMPORTANT: The name of the person assigning Preferred Shares must correspond with the name of the Registered Holder written on the face of this Certificate in every particular, without alteration or any change whatever.



        SIGNATURE GUARANTEE:






                             EXHIBIT 4.3



                     ISO BLOCK PRODUCTS USA, INC.

             Organized under the laws of the State of Colorado


              Series B, Non-Voting Convertible Preferred Stock





        No. PB-                                           SHARES



          THIS CERTIFIES that or registered assigns, is the registered owner of fully paid and nonassessable shares of the Series B, Non-Voting Convertible Preferred Stock, US$1.50 stated value (the "Preferred Stock" or "Preferred Shares"), of ISO BLOCK PRODUCTS USA, INC., a corporation organized in the United States of America under the laws of the State of Colorado ("Company"), transferable on the books of the Company by the holder hereof in person or by duly authorized attorney, upon surrender of this certificate properly endorsed. This Certificate and the Preferred Shares represented hereby are issued and shall be subject to all of the provisions of the Company's Articles of Incorporation and all amendments thereto (copies of which are on file with the Transfer Agent and in the office of the Secretary of State of Colorado) to all of which the holder, by acceptance hereof, assents.



          DIVIDENDS.  No dividends are payable on the Preferred Shares.



          REDEMPTION. The Preferred Shares are not redeemable except by the mutual consent of the Company and the holder of the Preferred Shares.



          ASSIGNMENT. These Preferred Shares may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed. Any assignment or transfer is subject to restrictions evidenced in the subscription agreement pursuant to which these shares were sold.



          CONVERSION. Subject to adjustment as hereinafter provided, the holder of this Certificate is entitled to convert each of the Preferred Shares evidenced hereby into ONE (1) fully paid and nonassessable share of the Company's common stock, no par value ("Common Stock" or "Common Shares"). Conversion shall be deemed to occur on the date a certificate or certificates representing Preferred Stock being converted is presented to the Company, properly endorsed. No fractional Common Shares will be issued. The Preferred Shares may only be converted into common shares of the Company commencing three (3) months after the date on which the common shares of the Company are first quoted on the Nasdaq National Market or Small-Cap System or listed on a U.S. securities exchange.



          ADJUSTMENTS. The conversion rate set forth above will be subject to adjustment if the Company is reorganized, merged, consolidated or party to a plan of exchange with another corporation pursuant to which shareholders of the Company receive any shares of stock or other securities, or in the event of any sale or other transfer of all or substantially all of the Company's assets, or in case of any reclassification of or split or reverse split of the Common Stock.



          RIGHTS ON LIQUIDATION. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock then outstanding will be subordinate to all claims of the Company's creditors but otherwise entitled to be paid out of the Company's assets available for distribution to its shareholders, before any payment is made to the holders of any class of Common Stock or any other class or series of stock ranking junior upon liquidation to the Preferred Stock, an amount equal to the $0.80 stated value per share.



          VOTING RIGHTS. Holders of Preferred Stock do not have the right to vote in the election of directors of the Company or, generally, on any other matters upon which shareholders of the Company may or must vote and shall have only such voting rights as a class as are conferred by the Colorado Business Corporation Act. Whenever the Preferred Stock is entitled to vote, each share of Preferred Stock shall be entitled to one vote.



          CONVERSION AND ASSIGNMENT FEES. Whenever these Preferred Shares are converted into Common Shares, or are assigned or transferred, there shall be paid to the Transfer Agent therewith the appropriate fee for every Common Share certificate to be issued.



          STATUS OF HOLDER. The Company may deem and treat the registered holder of this Certificate as the absolute owner hereof for all purposes, and the Company shall not be affected by any notice to the contrary.



          WITNESS the seal of the Company and the original signatures of its duly authorized officers.



        Dated:                              ISO BLOCK PRODUCTS USA, INC.





        President                         Secretary or Assistant Secretary






                      ISO BLOCK PRODUCTS USA, INC.


          The Company is authorized to issue shares of more than one class, namely 50,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock. Pursuant to the Colorado Business Corporation Act, the Company will furnish to any shareholder upon request (addressed to the attention of the Company Secretary) and without charge a full statement of the designations, preferences, limitations and relative rights of the shares of each class authorized to be issued by the Company and of variations in the relative rights and preferences between the shares of each series of preferred stock of the Company insofar as any such series has been fixed and determined, and a statement of the authority of the Board of Directors of the Company to fix and determine the relative rights and preferences of subsequent series of preferred stock.





                     CONVERSION TO COMMON STOCK





          I or we hereby irrevocably elect to exercise the right of conversion represented by this certificate to convert _______________ of the shares of Preferred Stock evidenced by this certificate into shares of the Company's Common Stock and request that certificates for the Common Shares be issued in the name of:



          Please insert social security or EIN number	Name and address,
        including zip code:

        or other identifying number:



        ___________________________


        ___________________________


        ___________________________


        ___________________________



        and, if the number of Preferred Shares being converted to Common Shares is less than all of the Preferred Shares evidenced by this certificate, that a new certificate of like tenor for the balance of the remaining Preferred Shares not converted hereunder be delivered to the undersigned at the address below.



          IMPORTANT: The name of the person converting Preferred Shares must correspond with the name of the Registered Holder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.



          CERTIFICATION OF STATUS. I/We hereby certify that I am/we are not a "U.S. Person" as defined in Regulation S under the U.S. Securities Act of 1933 and that I am/we are not converting these shares to acquire common shares for or on behalf of any U.S. Person. I/We understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.





        DATED: ______________________, 19_____



        X.............................................
             Signature of Preferred Stock Holder





                                 ASSIGNMENT



          FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto



        Please insert social security or EIN number	Name and address,
        including zip code:

        or other identifying number:



        ___________________________


        ___________________________


        ___________________________


        ___________________________



        ________________ of the Preferred Shares evidenced by this Certificate, and does hereby irrevocably constitute and appoint any officer of the Company as lawful Attorney to transfer such shares on the books of the Company with full power of substitution in the premises. I/We hereby certify that, to the best of my/our knowledge, the person or persons to whom these shares are being assigned is NOT a "U.S. Person" as defined in Regulation S under the U.S. Securities Act of 1933. I/We understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.





        DATED: ______________________, 19_____



        X................................................
             Signature of Preferred Stock Holder



          IMPORTANT: The name of the person assigning Preferred Shares must correspond with the name of the Registered Holder written on the face of this Certificate in every particular, without alteration or any change whatever.



        SIGNATURE GUARANTEE:






                                EXHIBIT 4.4



                       ISO BLOCK PRODUCTS USA, INC.

               Organized under the laws of the State of Colorado


                Series C, Non-Voting Convertible Preferred Stock




        No. PC-                                              SHARES



          THIS CERTIFIES that or registered assigns, is the registered owner of fully paid and nonassessable shares of the Series C, Non-Voting Convertible Preferred Stock, US$1.50 stated value (the "Preferred Stock" or "Preferred Shares"), of ISO BLOCK PRODUCTS USA, INC., a corporation organized in the United States of America under the laws of the State of Colorado ("Company"), transferable on the books of the Company by the holder hereof in person or by duly authorized attorney, upon surrender of this certificate properly endorsed. This Certificate and the Preferred Shares represented hereby are issued and shall be subject to all of the provisions of the Company's Articles of Incorporation and all amendments thereto (copies of which are on file with the Transfer Agent and in the office of the Secretary of State of Colorado) to all of which the holder, by acceptance hereof, assents.



          DIVIDENDS.  No dividends are payable on the Preferred Shares.



          REDEMPTION. The Preferred Shares are not redeemable except by the mutual consent of the Company and the holder of the Preferred Shares.



          ASSIGNMENT. These Preferred Shares may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed. Any assignment or transfer is subject to restrictions evidenced in the subscription agreement pursuant to which these shares were sold.



          CONVERSION. Subject to adjustment as hereinafter provided, the holder of this Certificate is entitled to convert each of the Preferred Shares evidenced hereby into ONE (1) fully paid and nonassessable share of the Company's common stock, no par value ("Common Stock" or "Common Shares"). Conversion shall be deemed to occur on the date a certificate or certificates representing Preferred Stock being converted is presented to the Company, properly endorsed. No fractional Common Shares will be issued. The Preferred Shares may only be converted into common shares of the Company commencing three (3) months after the date on which the common shares of the Company are first quoted on the Nasdaq National Market or Small-Cap System or listed on a U.S. securities exchange.



          ADJUSTMENTS. The conversion rate set forth above will be subject to adjustment if the Company is reorganized, merged, consolidated or party to a plan of exchange with another corporation pursuant to which shareholders of the Company receive any shares of stock or other securities, or in the event of any sale or other transfer of all or substantially all of the Company's assets, or in case of any reclassification of or split or reverse split of the Common Stock.



          RIGHTS ON LIQUIDATION. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock then outstanding will be subordinate to all claims of the Company's creditors but otherwise entitled to be paid out of the Company's assets available for distribution to its shareholders, before any payment is made to the holders of any class of Common Stock or any other class or series of stock ranking junior upon liquidation to the Preferred Stock, an amount equal to the $1.50 stated value per share.



          VOTING RIGHTS. Holders of Preferred Stock do not have the right to vote in the election of directors of the Company or, generally, on any other matters upon which shareholders of the Company may or must vote and shall have only such voting rights as a class as are conferred by the Colorado Business Corporation Act. Whenever the Preferred Stock is entitled to vote, each share of Preferred Stock shall be entitled to one vote.



          CONVERSION AND ASSIGNMENT FEES. Whenever these Preferred Shares are converted into Common Shares, or are assigned or transferred, there shall be paid to the Transfer Agent therewith the appropriate fee for every Common Share certificate to be issued.



          STATUS OF HOLDER. The Company may deem and treat the registered holder of this Certificate as the absolute owner hereof for all purposes, and the Company shall not be affected by any notice to the contrary.



          WITNESS the seal of the Company and the original signatures of its duly authorized officers.



        Dated:                           ISO BLOCK PRODUCTS USA, INC.





        President                      Secretary or Assistant Secretary





                      ISO BLOCK PRODUCTS USA, INC.



          The Company is authorized to issue shares of more than one class, namely 50,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock. Pursuant to the Colorado Business Corporation Act, the Company will furnish to any shareholder upon request (addressed to the attention of the Company Secretary) and without charge a full statement of the designations, preferences, limitations and relative rights of the shares of each class authorized to be issued by the Company and of variations in the relative rights and preferences between the shares of each series of preferred stock of the Company insofar as any such series has been fixed and determined, and a statement of the authority of the Board of Directors of the Company to fix and determine the relative rights and preferences of subsequent series of preferred stock.





                      CONVERSION TO COMMON STOCK



          I or we hereby irrevocably elect to exercise the right of conversion represented by this certificate to convert _______________ of the shares of Preferred Stock evidenced by this certificate into shares of the Company's Common Stock and request that certificates for the Common Shares be issued in the name of:



        Please insert social security or EIN number	Name and address,
        including zip code:

        or other identifying number:



        ___________________________


        ___________________________


        ___________________________


        ___________________________




        and, if the number of Preferred Shares being converted to Common Shares is less than all of the Preferred Shares evidenced by this certificate, that a new certificate of like tenor for the balance of the remaining Preferred Shares not converted hereunder be delivered to the undersigned at the address below.



          IMPORTANT: The name of the person converting Preferred Shares must correspond with the name of the Registered Holder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.



          CERTIFICATION OF STATUS. I/We hereby certify that I am/we are not a "U.S. Person" as defined in Regulation S under the U.S. Securities Act of 1933 and that I am/we are not converting these shares to acquire common shares for or on behalf of any U.S. Person. I/We understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.





        DATED: ______________________, 19_____



        X.................................................
             Signature of Preferred Stock Holder







                              ASSIGNMENT





          FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto



        Please insert social security or EIN number	Name and address,
        including zip code:

        or other identifying number:



        ___________________________


        ___________________________


        ___________________________


        ___________________________



        ________________ of the Preferred Shares evidenced by this Certificate, and does hereby irrevocably constitute and appoint any officer of the Company as lawful Attorney to transfer such shares on the books of the Company with full power of substitution in the premises. I/We hereby certify that, to the best of my/our knowledge, the person or persons to whom these shares are being assigned is NOT a "U.S. Person" as defined in Regulation S under the U.S. Securities Act of 1933. I/We understand that the term "U.S. Person" includes, among other persons, an individual resident in the United States, any corporation, partnership or other entity organized under United States law, any agency or branch of a corporation, partnership or other entity organized under the laws of a country other than the United States which is located in the United States, any trust or estate of which any trustee, administrator or executor is a U.S. Person, and any account held for the benefit of a U.S. Person.





        DATED: ______________________, 19_____



        X...................................................
              Signature of Preferred Stock Holder



          IMPORTANT: The name of the person assigning Preferred Shares must correspond with the name of the Registered Holder written on the face of this Certificate in every particular, without alteration or any change whatever.



        SIGNATURE GUARANTEE:






                              EXHIBIT 4.5



                    ISO BLOCK PRODUCTS USA, INC.

            Organized under the laws of the State of Colorado


            Series 1996, Non-Voting Convertible Preferred Stock



            *****SEE RESTRICTIVE LEGEND ON REVERSE SIDE*****



          THIS CERTIFIES that or registered assigns, is the registered owner of fully paid and nonassessable shares of the Series 1996, Non-Voting Convertible Preferred Stock, US$1.50 stated value
        (the "Preferred Stock" or "Preferred Shares"), of ISO BLOCK
        PRODUCTS USA, INC., a corporation organized in the United States of America under the laws of the State of Colorado ("Company"), transferable on the books of the Company by the holder hereof in person or by duly authorized attorney, upon surrender of this certificate properly endorsed. This Certificate and the Preferred Shares represented hereby are issued and shall be subject to all of the provisions of the Company's Articles of Incorporation and all amendments thereto (copies of which are on file with the Transfer Agent and in the office of the Secretary of State of Colorado) to all of which the holder, by acceptance hereof, assents.



          DIVIDENDS.  No dividends are payable on the Preferred Shares.



          REDEMPTION. The Preferred Shares are not redeemable except by the mutual consent of the Company and the holder of the Preferred Shares.



          ASSIGNMENT. These Preferred Shares may be assigned or transferred by the registered holder or by attorney duly authorized in writing, in whole or in part, at the offices of the Company with the Assignment form on the reverse side duly completed. Any assignment or transfer is subject to restrictions evidenced in the subscription agreement pursuant to which these shares were sold.



          CONVERSION. Subject to adjustment as hereinafter provided, the holder of this Certificate is entitled at any time on or after January 24, 2000, to convert each Preferred Share evidenced hereby into ONE (1) fully paid and nonassessable share of the Company's common stock, no par value ("Common Stock" or "Common Shares"). Conversion shall be deemed to occur on the date a certificate or certificates representing Preferred Stock being converted is presented to the Company, properly endorsed. No fractional Common Shares will be issued. Such conversion rate is subject to adjustment if the Company is reorganized, merged, consolidated or party to a plan of exchange with another corporation pursuant to which shareholders of the Company receive any shares of stock or other securities, or in the event of any sale or other transfer of all or substantially all of the Company's assets, or in case of any reclassification of or split or reverse split of the Common Stock.



          OTHER ADJUSTMENTS. In addition to any such adjustments, the number of Common Shares issuable upon conversion is subject to reduction based upon the economic performance of certain subsidiaries of the Company.



          RIGHTS ON LIQUIDATION. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Preferred Stock then outstanding shall be subordinate to all claims of the Company's creditors and to all claims of the holders of every other series of the Company's preferred stock then issued and outstanding (unless such a series is expressly made subordinate to or of a parity with the Preferred Stock) but otherwise are entitled to share ratably with the holders of the Company's common stock in the Company's assets available for distribution to its shareholders.



          VOTING RIGHTS. Holders of Preferred Stock do not have the right to vote in the election of directors of the Company or, generally, on any other matters upon which shareholders of the Company may or must vote and shall have only such voting rights as a class as are conferred by the Colorado Business Corporation Act. Whenever the Preferred Stock is entitled to vote, each share of Preferred Stock shall be entitled to one vote.



          CONVERSION AND ASSIGNMENT FEES. Whenever these Preferred Shares are converted into Common Shares, or are assigned or transferred, there shall be paid to the Transfer Agent therewith the appropriate fee for every Common Share certificate to be issued.



          STATUS OF HOLDER. The Company may deem and treat the registered holder of this Certificate as the absolute owner hereof for all purposes, and the Company shall not be affected by any notice to the contrary.



          WITNESS the seal of the Company and the original signatures of its duly authorized officers.



        Dated:                         ISO BLOCK PRODUCTS USA, INC.






        President                    Secretary or Assistant Secretary



          The Preferred Shares evidenced by this certificate and the common shares into which the Preferred Shares may be converted have not been registered under the Securities Act of 1933, as amended ("Act"), and may not be resold, hypothecated or transferred in any manner unless first registered under the Act or except pursuant to an available exemption from the registration requirements of the Act.




                  ISO BLOCK PRODUCTS USA, INC.


          The Company is authorized to issue shares of more than one class, namely 50,000,000 shares of Common Stock and 20,000,000 shares of Preferred Stock. Pursuant to the Colorado Business Corporation Act, the Company will furnish to any shareholder upon request (addressed to the attention of the Company Secretary) and without charge a full statement of the designations, preferences, limitations and relative rights of the shares of each class authorized to be issued by the Company and of variations in the relative rights and preferences between the shares of each series of preferred stock of the Company insofar as any such series has been fixed and determined, and a statement of the authority of the Board of Directors of the Company to fix and determine the relative rights and preferences of subsequent series of preferred stock.




                     CONVERSION TO COMMON STOCK



          I or we hereby irrevocably elect to exercise the right of conversion represented by this certificate to convert _______________ of the shares of Preferred Stock evidenced by this certificate into shares of the Company's Common Stock and request that certificates for the Common Shares be issued in the name of:



        Please insert social security or EIN number	Name and address,
        including zip code:

        or other identifying number:



        ___________________________


        ___________________________


        ___________________________


        ___________________________



        and, if the number of Preferred Shares being converted to Common Shares is less than all of the Preferred Shares evidenced by this certificate, that a new certificate of like tenor for the balance of the remaining Preferred Shares not converted hereunder be delivered to the undersigned at the address below.



          IMPORTANT: The name of the person converting Preferred Shares must correspond with the name of the Registered Holder written on the face of this Certificate in every particular, without alteration or any change whatever, unless it has been assigned by completing the Assignment form below.





        DATED: ______________________, 19_____




        X..................................................
              Signature of Preferred Stock Holder







                               ASSIGNMENT





          FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto



        Please insert social security or EIN number	Name and address,
        including zip code:

        or other identifying number:



        ___________________________


        ___________________________


        ___________________________


        ___________________________




        ______________ of the Preferred Shares evidenced by this Certificate, and does hereby irrevocably constitute and appoint any officer of the Company as lawful Attorney to transfer such shares on the books of the Company with full power of substitution in the premises.





        DATED: ______________________, 19_____



        X....................................................
              Signature of Preferred Stock Holder



          IMPORTANT: The name of the person assigning Preferred Shares must correspond with the name of the Registered Holder written on the face of this Certificate in every particular, without alteration or any change whatever.



        SIGNATURE GUARANTEE: