Form 10QSB
period 1996-06-30
ISO BLOCK PRODUCTS USA INC
filed 1997-04-08
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                             FORM  10-QSB



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                  THE SECURITIES EXCHANGE ACT OF 1934





For quarter ended June 30, 1996                Commission File No. 33-30476-D



                     ISO BLOCK PRODUCTS USA, INC.

           (Exact name of registrant as specified in its charter)



            COLORADO                                  84-1026503

(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


   8037 South Datura Street                         (303) 795-9729

  Littleton, Colorado 80120                (Registrant's Telephone No.  incl.
                                                       area code)
(Address of Principal's Executive
            Offices)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.


 Yes ___          No   X


  The number of shares outstanding of each of the Registrant's classes of common equity, as of February 28, 1997 are as follows:


      Class of Securities                             	Shares Outstanding
      -------------------                              ------------------
   Common Stock, No Par Value                              3,185,821

  Preferred Stock, No Par Value                            1,448,610





                        ISO BLOCK PRODUCTS USA, INC.




                  TABLE OF CONTENTS                                  PAGE


                        PART 1


Item 1.  FINANCIAL STATEMENTS

           Consolidated  Balance Sheet as of June 30, 1996......... 	3

           Consolidated Statement of Operations for the three month
             period ended June 30, 1996............................ 	4

           Consolidated Statement of Cash Flows for the three month
             period ended June 30, 1996............................ 	5


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS 	7


                        PART 2

Item 6.  Exhibits and Reports on Form 8-K......................... 	10


         Signatures............................................... 	12


         EX-27  Financial Data Schedule...........................  13





                       ISO BLOCK PRODUCTS USA, INC.

                  CONSOLIDATED COMPARATIVE BALANCE SHEET



                 ASSETS                     March 31, 1996      June 30, 1996
                 ------
Current Assets
--------------
  Cash                                           10,296              71,828
  Note Receivable - Officer                       2,000               2,000
  Mortgages Receivable                        1,335,624           1,334,619
  Accounts Receivable                                -              122,128
  Prepaid Expenses                                   -                   -
                                             -----------         -----------
    Total Current Assets                      1,347,920           1,530,575


Property & Equipment
--------------------
  Office Equipment                                2,660               2,660
  Less: Accumulated Depreciation                   (532)               (754)
                                             -----------         -----------
    Net Property & Equipment                      2,128               1,906


                                             -----------         -----------
      TOTAL ASSETS                            1,350,048           1,532,481
                                             -----------         -----------


          LIABILITIES & STOCKHOLDERS' EQUITY
          ----------------------------------

Current Liabilities
--------------------
  Accounts Payable                                6,682             166,380
                                             -----------          ----------


Stockholders' Equity
--------------------
  Preferred Stock, No Par Value,
10,000,000 Shares Authorized,
728,610 and 1,448,610 Shares Outstand-
ing, Respectively.                              739,200             851,200

  Common Stock, 50,000,000 Shares
Authorized, 3,185,821 and 3,185,821
Shares Outstanding, Respectively.             1,436,055           1,436,055
                                             -----------         -----------
  Accumulated Deficit                          (831,889)           (921,154)

                                             -----------         -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY      1,350,048           1,532,481
                                             -----------         -----------


The accompanying notes are an integral part of these financial statements.






                      ISO BLOCK PRODUCTS USA, INC.

              CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS


              For the Three Months Ended June 30, 1995 and 1996


                                                          June 30,

                                                    1995             1996
                                                    ----             ----
Income
------
  Construction Sales                              154,605           123,133
  Interest Income                                     579             5,942
                                                 ---------         ---------
    Total Income                                  155,184           129,075


Cost Of Sales
-------------
  Cost of Materials                               237,481           162,128
  Labor                                            23,578            22,690
                                                 ---------         ---------
    Total Cost of Sales                           261,059           184,818


      Gross Profit (Loss)                        (105,875)          (55,743)


Operating Expenses
------------------
  General and Administrative                       64,659            33,522
                                                 ---------         ---------
    Net Loss                                     (170,534)          (89,265)


Loss Per Common Share                                (.06)             (.03)

Weighted Average Shares Outstanding             3,185,821         3,185,821


The accompanying notes are an integral part of these financial statements.





                        ISO BLOCK PRODUCTS USA, INC.

                CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS


                For the Three Months Ended June 30, 1995 and 1996


                                                            June 30,
                                                     1995              1996
                                                     ----              ----
Cash Flows From Operating Activities
------------------------------------
  Net Income (Loss)                               (170,534)          (89,265)
    Depreciation                                        -                222
    Note Receivable - Officer                       (2,000)               -
    Mortgages Receivable                         3,323,945             1,005
    Account Receivable                                  -           (122,128)
    Prepaid Expenses                                   601                -
    Accounts Payable                                (9,645)          159,698
                                                -----------        ----------
Net Cash Used in Operating Activities            3,142,367           (50,468)


Cash Flow From Investing Activities
-----------------------------------
  Purchase From Preferred Stock                         -                 -


Cash Flow From Financing Activities
-----------------------------------
  Proceeds From Preferred Stock                    130,400           112,000
  Proceeds From Common Stock                            -                 -
  Write-down of Mortgage Receivable             (3,323,945)               -
  Foreign Exchange Gains (Losses)                    1,437                -
                                               ------------        ----------
    Net Cash Provided by (Used in)
      Financing Activities                      (3,192,108)          112,000



Net Increase (Decrease) In Cash                    (49,741)           61,532
-------------------------------

Cash - Beginning of the Period                     209,262            10,296
------------------------------                 ------------        ----------

Cash - End of the Period                           159,521            71,828
------------------------                       ------------        ----------



The accompanying notes are an integral part of these financial statements.





                     ISO BLOCK PRODUCTS USA, INC.

                NOTES TO UNAUDITED  FINANCIAL STATEMENTS



Note  1.  Company Description.
------------------------------

            ISO Block Products USA, Inc. ("Company") was incorporated in the State of Colorado on April 28, 1986 under the name Champion Computer Rentals, Inc. The Company was formed to obtain funding from a public offering in order to engage in the sale and leasing of computers and related equipment. As March 31, 1992, the Company ceased those sale and leasing operations.



            A change of control of the Company occurred effective March 31, 1994, in which the former officers and directors resigned and were replaced by the current officers and directors. In connection with this change in the members of the board, an aggregate of 2,000,000 common shares of the Company were issued to previously unaffiliated persons pursuant to the Company's acquisition of all of the equity interest in and to, and all profits of, R-S ISO-Block Produktions GmbH, a German limited liability company ("ISO-Block GmbH").



Note 2.   Summary of Significant Accounting Policies.
-----------------------------------------------------


            The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (considered necessary for a for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1996. Following is a summary of significant accounting policies.



          Organization costs.
          -------------------

            Certain costs incurred to set up the Company are capitalized and were amortized over five years. These costs were fully amortized at March 31, 1994.



          Income taxes.
          -------------

            The Company accounts for income taxes under SFAS No. 109. Deferred income taxes result from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.



          Foreign Currency Translation.
          -----------------------------

            The functional currency for the Company's operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average rate during the period. The gains or losses resulting from such translation are included in stockholder's equity.



                      ISO BLOCK PRODUCTS USA, INC.

                 NOTES TO UNAUDITED FINANCIAL STATEMENTS

                             (continued)



          Consolidation.
          --------------

            The financial statements include the accounts of the Company and its wholly owned German subsidiary, ISO-Block GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.


          Income (Loss) Per Common Share.
          -------------------------------

            Income (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Options and warrants outstanding to purchase common stock are included as common stock equivalents when dilutive.


          Concentrations of Credit Risk.
          ------------------------------

            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of mortgages receivable.


Note 3.
-------

            During the fiscal year ended March 31, 1996, the Company incurred a net loss of $682,136, and as of that date had accumulated a deficit of $831,889. The Company had slight operations during the first fiscal quarter covered by these statements but incurred a loss for the quarter of $89,265.


Note 4.
-------

            Future working capital requirements are dependent on the Company's ability to attain profitable operations and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations or whether the necessary financing or investment can be arranged.


Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

          Background.
          -----------

            ISO Block Products USA, Inc., is a Colorado corporation ("Company"). The Company originally was operational from inception through March 31, 1992, and was not operational from such date until the Company's acquisition on March 31, 1994 of R-S ISO-Block Producktions GmbH, a German limited liability company located in Frankenstein, Germany ("ISO-Block GmbH').
          The Company has, since March 31, 1994, engaged in operations in Germany through ISO-Block GmbH, as described below. On March 28, 1994, the Company entered into an


            Agreement and Plan of Reorganization("Reorganization Agreement") with ISO-Block GmbH, Josef Ratey, an individual, Helge Seidel, an individual, and R-S Plus Investment Corp., A Florida corporation ("R-S Plus"). Pursuant to the Reorganization Agreement, on March 31, 1994, the Company purchased from Ratey and Seidel all of the equity interest in Iso-Block GmbH, and purchased from R-S Plus property (mortgages receivable) heretofore contributed to ISO-Block GmbH and all R-S Plus' rights to ISO-Block GmbH profits, all in exchange for the issuance of an aggregate of 2,000,000 shares of the Company's authorized but heretofore unissued stock, no par value.



            In connection with these transactions under the Reorganization Agreement, the interest owners of ISO-Block GmbH (Ratey and Seidel) and R-S Plus (Ratey) acquired ownership of a majority of the Company's common stock. As a result, the transaction has been accounted for as a purchase by the Company.


          Business.
          ---------

            The first half of the business year of 1994 was occupied in establishing the infra structure to gear up for the planned operational activities of the German subsidiary, Iso-Block GmbH. The Company had a very difficult time trying to raise capital to start single-family and multi-family developmental projects as a general contractor. The Company decided to begin building single family custom homes at first, using the Company's proprietary building system, before attempting larger and more aggressive project. Not until the first fiscal quarter of 1995 was the Company able to raise sufficient additional capital to begin operations.


            The Company had a difficult but promising start, and the wholly owned subsidiary Iso-Block GmbH began custom home construction in Germany in the first fiscal quarter of 1995. A proof-of-concept home was built to demonstrate the Company's proprietary building system, several homes were completed for customers and others were initiated. Bigger projects were planned, some with partial financing from local governments.


            During the first fiscal quarter, 1996 the Company decided to discontinue its European operations because of the continuing recession in Germany and the difficulty in managing its European subsidiaries from Denver, Colorado. Iso-Block GmbH will cease operations in July 1996. The Company will incur dissolution expenses in ceasing operations of its two European subsidiaries of $166,000.


          Current Business of the Company
          -------------------------------

            The Company will function entirely as an US company planning to engage in the business of residential home construction as general contractor in the State of Colorado. Additionally, the Company will pursue investment opportunities subject to availability of capital.


          Results of Operations.
          ----------------------

            During the quarter ended June 30, 1996 (the first fiscal quarter of this year), the Company had revenues of $129,133 and engaged in limited operations primarily those of winding down its European operations compared to the first fiscal quarter of 1995 in which the Company had revenues of $155,184. The Company realized a loss of $89,265 as of June 30, 1996, in comparison to a loss of $170,534 in the first fiscal quarter of 1995. The loss realized in the first quarter of 1996 was primarily due to $184,818 spent for materials, services and labor and $33,522 for general and administrative expenses incurred in completing all construction projects in progress and the dissolution of its European operations.


            As of June 30, 1996, the Company had raised $112,000 from the sale of 140,000 shares of its Series B, Non-Voting Convertible Preferred Stock, stated value $0.80 per share.


          Liquidity and Capital Resources.
          --------------------------------

            The Company has total assets at the end of the first fiscal quarter, 1996 of $1,532,481 including cash of $71,828.


          Changes in and Disagreements with Accountants or Accounting and
          ---------------------------------------------------------------
            Financial Disclosure.
            ---------------------

            On April 29, 1996, the Company engaged R. Scott Hall, CPA, as its independent auditor, replacing BDO Seidman L.L.P, who were dismissed as the Company's auditors effective May 8, 1996, as reported on Form 8-K dated such date.



          The remaining balance of this page is intentionally left blank.



                                   PART IV


Item 13.  Exhibits and Reports on Form 8-K.
-------------------------------------------

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



2.0  Plan of Acquisition, Reorganization, Arrangement, Liquidation
-------------------------------------------------------------------
       or Succession
       --------------

2.1  Agreement and Plan of Reorganization dated March 28, 1994
     (incorporated by reference to Exhibit 2.1 to Form 8-K dated
     March 28, 1994)...................................................   *


3.0  Articles and Bylaws
------------------------

3.1  Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to registration statement on Form
     S-18 of Champion Computer Rentals, Inc., file no. 33-23257-D).....   *

3.3  Bylaws of the Company (incorporated by reference to Exhibit
     on Form 10-KSB for fiscal year ended 1993)........................   *

3.4  Certificate of Amendment and Restatement to Articles of
     Incorporation (incorporated by reference to Exhibit 3.4 to
     Form 8-K dated February 10, 1994).................................   *

3.5  Certificate of Amendment to Articles of Incorporation,
     changing the Company's name to Iso-Block Products USA, Inc.
     (incorporated by reference to Exhibit 2(c) to registration
     statement on Form 8-A, file no. 0-25810)..........................   *

3.6  Certificate of Designation Establishing Series A, Non-Voting
     Convertible Preferred Stock, as filed with the Colorado
     Secretary of State on May 19, 1995................................   *

3.7  Certificate of Designation Establishing Series B, Non-Voting
     Convertible Preferred Stock, as filed with the Colorado
     Secretary of State on May 26, 1995................................   *

3.8  Certificate of Amendment to Certificate of Designation
     Establishing Series C, Non-Voting Convertible Preferred Stock,
     as filed with the Colorado Secretary of State on June 26,
     1995..............................................................   *

3.9  Certificate of Designation Establishing Series 1996,
     Non-Voting Convertible Preferred Stock (incorporated by
     reference to Exhibit 3.1 to Form 8-K dated January 24, 1997).....    *


4.0  Instruments Establishing Rights of Security Holders
--------------------------------------------------------

4.1  Specimen common stock certificate of the Company
     (incorporated by reference to Exhibit 4.1 to registration
     statement on Form S-18 of Champion Computer Rentals, Inc., file no. 33-23257-D)...............................................  *

4.2  Specimen Series A, Non-Voting Convertible Preferred Stock
     certificate........................................................  *

4.3  Specimen Series B, Non-Voting Convertible Preferred Stock
     certificate .......................................................  *

4.4  Specimen Series C, Non-Voting Convertible Preferred Stock
     certificate .......................................................  *

4.5  Specimen Series 1996, Non-Voting Convertible Preferred Stock
     certificate .......................................................  *


10.0  Material Exhibits
-----------------------

10.1  1993 Compensatory Stock Option Plan (incorporated by
      reference to Exhibit 10.1 to Form 8-K dated February 10,
      1994).............................................................  *

10.2  1993 Employee Stock Compensation Plan (incorporated by reference to Exhibit 10.2 to Form 8-K dated February 10,
      1994).............................................................  *

10.3  Settlement Agreement dated November 19, 1996 (incorporated by reference to Exhibit 10 to Form 8-K dated November 22,
      1996).............................................................  *

10.4  Stock Option dated November 19, 1996 (incorporated by
      reference to Exhibit 4 to Form 8-K dated November 22,
      1996).............................................................  *

10.5  Exchange Agreement and Plan of Reorganization dated
      December 27, 1996 (incorporated by reference to Exhibit 2.1 to Form 8-K dated January 24, 1997)...............................  *

10.6  Employment Agreement dated December 27, 1996 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 24,
      1997).............................................................  *


      * - Incorporated by reference to another registration statement, report or document.

      1 - Includes Exhibits filed as part of this Report.


     (b)  Reports on Form 8-K.

          None.

          EX-27   Financial Data Schedule





                              SIGNATURES


            In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.



          Date: April 7, 1997           ISO BLOCK PRODUCTS USA, INC.


                                        /s/  Egin Bresnig
                                        Egin Bresnig, Chief Executive Officer



            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           Name                Title                                Date
           ----                -----                                ----
/s/  Egin Bresnig          Director, President,                 April 7, 1997
     Egin Bresnig          Chief Executive Officer


/s/  Dean Wicker           Director, Secretary                  April 7, 1997
     Dean Wicker

/s/  Johnny M. Wilson      Director                             April 7, 1997
     Johnny M. Wilson