Form 10QSB
period 1996-09-30
ISO BLOCK PRODUCTS USA INC
filed 1997-04-08
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549



                              FORM  10-QSB



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1996          Commission File No. 33-30476-D




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

 Yes ___          No   X


  The number of shares outstanding of each of the Registrant's classes of common equity, as of February 28, 1997 are as follows:


         Class of Securities                 	Shares Outstanding
         -------------------                  ------------------
     Common Stock, No Par Value                    3,185,821
   Preferred Stock, No Par Value                   1,448,610





                      ISO BLOCK PRODUCTS USA, INC.



             	  TABLE OF CONTENTS                              	PAGE

                     	PART 1


Item 1.  FINANCIAL STATEMENTS

         Consolidated  Balance Sheet as of September 30, 1996........ 	3

         Consolidated Statement of Operations for the three month
           period ended September 30, 1996...........................  4

         Consolidated Statement of Cash Flows for the three month
           period ended September 30, 1996........................... 	5


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS   	7

                      PART 2


Item 6.  Exhibits and Reports on Form 8-K........................... 	10


         Signatures................................................. 	12





                      ISO BLOCK PRODUCTS USA, INC.

                 CONSOLIDATED COMPARATIVE BALANCE SHEET




                   ASSETS                    March 31, 1996   Sept. 30, 1996
                   ------                    --------------   --------------
Current Assets
--------------
  Cash                                              10,296          589,499
  Note Receivable - Officer                          2,000            2,000
  Mortgages Receivable                           1,335,624        1,331,060
  Accounts Receivable                                   -           121,887
  Prepaid Expenses                                      -                -
                                             --------------   --------------
    Total Current Assets                         1,347,920        2,044,446


Property & Equipment
--------------------
  Office Equipment                                   2,660            2,660
  Less: Accumulated Depreciation                      (532)            (976)
                                             --------------   --------------
    Net Property & Equipment                         2,128            1,684
                                             --------------   --------------
    TOTAL ASSETS                                 1,350,048        2,046,130
                                             --------------   --------------


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

Current Liabilities
-------------------
  Accounts Payable                                   6,682         163,842
                                               ------------   -------------

Stockholders' Equity
--------------------
  Preferred Stock, No Par Value,
10,000,000 Shares Authorized,
728,610 and 1,448,610 Shares Outstand-
ing, Respectively.                                 739,200        1,427,700

  Common Stock, 50,000,000 Shares
Authorized, 3,185,821 and 3,185,821
Shares Outstanding, Respectively.                1,436,055        1,436,055
                                              -------------   --------------
  Accumulated Deficit                             (831,889)        (981,467)

                                              -------------   --------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         1,350,048        2,046,130
                                              -------------   --------------


The accompanying notes are an integral part of these financial statements.




                      ISO BLOCK PRODUCTS USA, INC.

             CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS


            For the Periods Ended September 30, 1995 and 1996



                      Six Months Ended Sept. 30,  Three Months Ended Sept. 30,
                           1995         1996            1995          1996
                           ----         ----            ----          ----
Income
------
  Construction Sales     309,210      123,133          154,605           -
  Interest Income          1,158       11,516              579        5,574
                       ----------   ----------       ----------   ----------
    Total Income         310,368      134,649          155,184        5,574



Cost Of Sales
-------------
  Cost of Materials      474,962      162,128          237,481           -
  Labor                   47,156       62,621           23,578       39,931
                       ----------   ----------       ----------   ----------
    Total Cost of Sales  522,118      224,749          261,059       39,931


  Gross Profit (Loss)   (211,750)     (90,100)        (105,875)     (34,357)


Operating Expenses
------------------
  General and Admin.     129,318       59,478           64,659       25,956
                       ----------   ----------       ----------   ----------
    Net Loss           	(341,068)    (149,578)        (170,534)     (60,313)



Loss Per Common Share       (.11)        (.05)            (.05)        (.02)


Weighted Average
  Shares Outstanding   3,185,821    3,185,821        3,185,821    3,185,821




The accompanying notes are an integral part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.

                CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS


              For the Three Months Ended September 30, 1995 and 1996


                               	                 Three Months Ended Sept. 30,
                                                        1995          1996
                                                        ----          ----

Cash Flows From Operating Activities
------------------------------------
  Net Income (Loss)                                  (170,534)      (60,313)
    Depreciation                                           -            222
    Note Receivable - Officer                              -             -
    Mortgages Receivable                                   -          3,558
    Account Receivable                                     -            241
    Prepaid Expenses                                      601            -
    Accounts Payable                                  (11,645)       (2,538)
                                                    ----------    ----------
  Net Cash Used in Operating Activities              (181,578)      (58,830)


Cash Flow From Investing Activities
-----------------------------------
  Purchase From Preferred Stock                            -             -


Cash Flow From Financing Activities
-----------------------------------
  Proceeds From Preferred Stock                       130,400       576,500
  Proceeds From Common Stock                               -             -
  Write-down of Mortgage Receivable                        -             -
  Foreign Exchange Gains (Losses)                       1,437            -
                                                    ----------    ----------
    Net Cash Provided by (Used in)
      Financing Activities                            131,837       576,500



Net Increase (Decrease) In Cash                       (49,741)      517,670
-------------------------------


Cash - Beginning of the Period                        159,521        71,829
------------------------------                      ----------    ----------


Cash - End of the Period                              109,780       589,499
------------------------                            ----------    ----------



The accompanying notes are an integral part of these financial statements.





                       ISO BLOCK PRODUCTS USA, INC.

                  NOTES TO UNAUDITED  FINANCIAL STATEMENTS



Note  1.  Company Description.
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



          Legal Proceedings.
          ------------------

            The Company and its President, Egin Bresnig, have been named as defendants in Texas Finance Incorporated Vs ISO Block Products USA, Inc. et al, filed in the United States District Court for the District of Colorado, Civil Action No. 96WM-1961. The suit alleges among other things that the plaintiff purchased securities of the Company in reliance upon misleading statements knowingly made by the Company, Mr. Bresnig and others, and seeks return of the price paid for the securities plus damages under various federal and state securities laws. The Company has not answered the lawsuit but has instead filed a motion to dismiss the complaint upon various grounds, including among others that the plaintiff has sustained no damages and lacks standing to bring the action. The Company intends to vigorously defend the action if it does not prevail on its motion to dismiss. Management believes that, should the action go to trial the Company will prevail on the merits. Otherwise, the Company is not subject to any pending or threatened legal proceedings.



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




                         ISO BLOCK PRODUCTS USA, INC.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                                (continued)


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



          Income (Loss) Per Common Share.
          --------------------------------

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


Note 3.
-------

            During the fiscal year ended March 31, 1996, the Company incurred a net loss of $682,136, and as of that date had accumulated a deficit of $831,889. The Company had slight operations during the second fiscal quarter covered by these statements but incurred a loss for the quarter of $60,313.



Note 4.
-------

            Future working capital requirements are dependent on the Company's ability to attain profitable operations and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations or whether the necessary financing or investment can be arranged.




Item 2.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

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


            During the first fiscal quarter, 1996 the Company decided to discontinue its European operations because of the continuing recession in Germany and the difficulty in managing its European subsidiaries from Denver, Colorado. Iso-Block GmbH has cease operations in July 1996. The Company will incur dissolution expenses in ceasing operations of its two European subsidiaries of $166,000.



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



          Results of Operations.
          ----------------------

          During the quarter ended September 30, 1996 (the second fiscal quarter of this year), the Company had revenues of $5,574 and engaged in limited operations primarily those of winding down its European operations compared to the second fiscal quarter of 1995 in which the Company had revenues of $155,184. The Company realized a loss of $60,313 as of September 30, 1996, in comparison to a loss of $170,534 in the second fiscal quarter of 1995. The loss realized in the second quarter of 1996 was primarily due to $39,931 spent for labor and $25,956 for general and administrative expenses incurred in completing all construction projects in progress and the dissolution of its European operations.


            As of September 30, 1996, the Company had raised $571,500 from the sale of 580,000 shares of its Series B, Non-Voting
          Convertible Preferred Stock, stated value $0.95, $1.05 for 325,000, and 255,000 respectively.



          Liquidity and Capital Resources.
          ---------------------------------

            The Company has total assets at the end of the second fiscal quarter, 1996 of $2,046,130 including cash of $589,499.


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



                                      PART IV



Item 13. Exhibits and Reports on Form 8-K.
--------------------------------------------

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


2.0  Plan of Acquisition, Reorganization, Arrangement, Liquidation or
----------------------------------------------------------------------
       Succession
       -----------

2.1  Agreement and Plan of Reorganization dated March 28, 1994
     (incorporated by reference to Exhibit 2.1 to Form 8-K dated
     March 28, 1994)...................................................   *


3.0  Articles and Bylaws
------------------------

3.1  Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to registration statement on Form S-18
     of Champion Computer Rentals, Inc., file no. 33-23257-D)..........   *

3.3  Bylaws of the Company (incorporated by reference to Exhibit
     on Form 10-KSB for fiscal year ended 1993)........................   *

3.4  Certificate of Amendment and Restatement to Articles of
     Incorporation (incorporated by reference to Exhibit 3.4 to Form
     8-K dated February 10, 1994)......................................   *

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

3.8  Certificate of Amendment to Certificate of Designation
     Establishing Series C, Non-Voting Convertible Preferred Stock,
     as filed with the Colorado Secretary of State on June 26, 1995....   *

3.9  Certificate of Designation Establishing Series 1996,
     Non-Voting Convertible Preferred Stock (incorporated by reference
     to Exhibit 3.1 to Form 8-K dated January 24, 1997)................   *



4.0  Instruments Establishing Rights of Security Holders
--------------------------------------------------------

4.1  Specimen common stock certificate of the Company
     (incorporated by reference to Exhibit 4.1 to registration
     statement on Form S-18 of Champion Computer Rentals, Inc.,
     file no. 33-23257-D)..............................................   *

4.2  Specimen Series A, Non-Voting Convertible Preferred Stock
     certificate.......................................................   *

4.3  Specimen Series B, Non-Voting Convertible Preferred Stock
     certificate ......................................................   *

4.4  Specimen Series C, Non-Voting Convertible Preferred Stock
     certificate ......................................................   *

4.5  Specimen Series 1996, Non-Voting Convertible Preferred Stock
     certificate ......................................................   *


10.0 Material Exhibits
----------------------

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