Form 10QSB
period 1996-12-31
ISO BLOCK PRODUCTS USA INC
filed 1997-04-08
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549



                             FORM  10-QSB



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                  THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended December 31, 1996           Commission File No. 33-30476-D



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

Yes ___          No   X

  The number of shares outstanding of each of the Registrant's classes of common equity, as of February 28, 1997 are as follows:


       Class of Securities                    	Shares Outstanding
       -------------------                     ------------------
    Common Stock, No Par Value                      1,480,821

   Preferred Stock, No Par Value                    1,448,610




                      ISO BLOCK PRODUCTS USA, INC.



          	  TABLE OF CONTENTS                                  	PAGE

                   	PART 1


Item 1. 	FINANCIAL STATEMENTS

         Consolidated  Balance Sheet as of December 31, 1996.......  	3

     	   Consolidated Statement of Operations for the three month
           period ended December 31, 1996.......................... 	 4

     	   Consolidated Statement of Cash Flows for the three month
           period ended December 31, 1996..........................  	5



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS  	8


                   PART 2

Item 6.  Exhibits and Reports on Form 8-K.......................... 	11



         Signatures................................................ 	13







                     ISO BLOCK PRODUCTS USA, INC.

                CONSOLIDATED COMPARATIVE BALANCE SHEET



                 ASSETS                       March 31, 1996   Dec. 31, 1996
                 ------                       --------------   -------------

Current Assets
--------------
  Cash                                              10,296         447,130
  Note Receivable - Officer                          2,000           2,000
  Note Receivable                                       -           50,000
  Mortgages Receivable                           1,335,624       1,328,068
  Accounts Receivable                                   -               -
                                               -------------   ------------
    Total Current Assets                         1,347,920       1,827,198



Property & Equipment
--------------------
  Office Equipment                                   2,660           2,660
  Less: Accumulated Depreciation                      (532)         (1,198)
                                                -----------    ------------
    Net Property & Equipment                         2,128           1,462


                                                -----------    ------------
      TOTAL ASSETS                               1,350,048       1,828,660
                                                -----------    ------------


        LIABILITIES & STOCKHOLDERS' EQUITY
        ----------------------------------


Current Liabilities
-------------------
  Accounts Payable                                  6,682            1,635


Stockholders' Equity
---------------------
  Preferred Stock, No Par Value,
10,000,000 Shares authorized,
728,610 and 1,448,610 Shares Outstand-
ing, Respectively.                                739,200         1,427,700

  Common Stock, 50,000,000 Shares
Authorized, 3,185,821 and 1,480,821
Shares Outstanding, Respectively.               1,436,055         1,436,055
                                               -----------      ------------
  Accumulated Deficit                            (831,889)       (1,036,730)

                                               -----------      ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        1,350,048         1,828,660
                                               -----------      ------------


The accompanying notes are an integral part of these financial statements.





                      ISO BLOCK PRODUCTS USA, INC.

              CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS


              For the Periods Ended December 31, 1995 and 1996




                     Nine Months Ended Dec. 31,   Three Months Ended Dec. 31,
                            1995       1996              1995         1996
                            ----       ----              ----         ----
Income
-------
  Construction Sales      463,815    123,133           154,605           -
  Interest Income           1,737     24,056               579       12,540
                         ---------  ---------         ---------    ---------
    Total Income          465,552    147,189           155,184       12,540


Cost Of Sales
-------------
  Cost of Materials       712,443    162,128           237,481           -
  Labor                    70,734     62,621            23,578           -
                         ---------  ---------         ---------    ---------
    Total Cost of Sales   783,177    224,749           261,059           -



Gross Profit (Loss)      (317,625)   (77,560)          (105,875)     12,540



Operating Expenses
------------------
  General and Admin.      193,977    127,281            64,659       67,803
                         ---------  ---------         ---------    ---------
    Net Loss             (511,602)  (204,841)         (170,534)     (55,263)



Loss Per Common Share        (.16)      (.14)             (.05)        (.04)



Weighted Average
  Shares Outstanding    3,185,821  1,480,821         3,185,821    1,480,821



The accompanying notes are an integral part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.

               CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS


            For the Three Months Ended December 31, 1995 and 1996



                              	                 Three Months Ended Dec. 31,
                                                      	1995         1996
                                                       ----         ----

Cash Flows From Operating Activities
-------------------------------------
  Net Income (Loss)                                 (170,534)     (55,263)
    Depreciation                                          -           222
    Note Receivable - Officer                             -       (50,000)
    Mortgages Receivable                                  -         2,992
    Account Receivable                                    -       121,887
    Prepaid Expenses                                     601           -
    Accounts Payable                                 (11,645)    (162,207)
                                                   ----------   ----------
Net Cash Used in Operating Activities               (181,578)    (142,369)


Cash Flow From Investing Activities
------------------------------------
  Purchase From Preferred Stock                           -            -


Cash Flow From Financing Activities
------------------------------------
  Proceeds From Preferred Stock                      130,400           -
  Proceeds From Common Stock                              -            -
  Write-down of Mortgage Receivable                       -            -
  Foreign Exchange Gains (Losses)                      1,437           -
                                                   ----------   ----------
    Net Cash Provided by (Used in)
      Financing Activities                           131,837           -



Net Increase (Decrease) In Cash                      (49,741)     (142,369)
-------------------------------


Cash - Beginning of the Period                       109,780       589,499
------------------------------                     ----------    ----------


Cash - End of the Period                              60,039       447,130
------------------------                           ----------    ----------




The accompanying notes are an integral part of these financial statements.





                           ISO BLOCK PRODUCTS USA, INC.

                     NOTES TO UNAUDITED  FINANCIAL STATEMENTS



Note  1.  Company Description.
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



          Legal Proceedings.
          -------------------

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



          Organization costs.
          --------------------

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



          Concentrations of Credit Risk.
          -------------------------------

            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of mortgages receivable.



Note 3.
-------

            During the fiscal year ended March 31, 1996, the Company incurred a net loss of $682,136, and as of that date had accumulated a deficit of $831,889. The Company had slight operations during the third fiscal quarter covered by these statements but incurred a loss for the quarter of $55,263.


Note 4.
-------

            Future working capital requirements are dependent on the Company's ability to attain profitable operations and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations or whether the necessary financing or investment can be arranged.



Item 2.   Management's Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------


          Background.
          ------------

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



          Business.
          ----------

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



          Current Business of the Company
          --------------------------------


            During the current fiscal year, the Company discontinued its European operations. The Company has signed a Letter of Intent to purchase, in an exchange of shares, Franchise Connection, Inc. ("Franchise Connection") a strategic conglomerate of new and emerging franchise companies and a team of franchise experts that work together to match the aspirations of entrepreneurs with viable analogous franchise concepts.


            Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company plans to form strategic partners with prospective or existing franchise operations ("Franchisers") under which it will provide them with marketing and sales services plus business and legal services for an equity interest in, and/or a portion of their royalties. It is targeting private companies that are seeking franchise expertise or financial capacity to successfully engage in franchising. The Company will offer comprehensive franchise marketing and consulting services to its Franchisers companies including operations, personnel, management, training, legal and financial advice. In addition, Franchise Connection will assume total responsibility for the recruitment of franchises.


            On December 9, 1996 the Company sold its ISO-Block GmbH subsidiary, including all liabilities and assets, to Big B Tex A.G. (ch), a Swiss company domiciled in Zurich, and the Company paid $40,000 to the buyer in addition to transferring its ISO-Block GmbH assets. Big B Tex A.G. assumes all ISO-Block GmbH liabilities and future contingent liabilities, if any.



          Results of Operations.
          ----------------------

            During the third fiscal quarter ended December 31, 1996, the Company had revenues of $12,540 and engaged in limited operations primarily those of preparation for a construction program as general contractor in the State of Colorado in comparison to revenues of $147,189 in the third fiscal quarter of 1995. The Company realized a loss of $55,263 in the third quarter of 1996 compared to a loss of $170,534 in the third fiscal quarter of 1995. The loss realized was primarily due to $67,803 spent for general and administrative expenses.



          Liquidity and Capital Resources.
          --------------------------------

            The Company has total assets at the end of the third fiscal quarter, 1996 of $1,828,660 including cash of $447,130.



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



2.0  Plan of Acquisition, Reorganization, Arrangement, Liquidation or
----------------------------------------------------------------------
       Succession
       ----------

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

3.8  Certificate of Amendment to Certificate of Designation
     Establishing Series C, Non-Voting Convertible Preferred Stock,
     as filed with the Colorado Secretary of State on June 26, 1995.....  *

3.9  Certificate of Designation Establishing Series 1996,
     Non-Voting Convertible Preferred Stock (incorporated by
     reference to Exhibit 3.1 to Form 8-K dated January 24, 1997).....    *


4.0  Instruments Establishing Rights of Security Holders
---------------------------------------------------------

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

4.3  Specimen Series B, Non-Voting Convertible Preferred Stock
     certificate .......................................................  *

4.4  Specimen Series C, Non-Voting Convertible Preferred Stock
     certificate .......................................................  *

4.5  Specimen Series 1996, Non-Voting Convertible Preferred Stock
     certificate .......................................................  *


10.0 Material Exhibits
----------------------

10.1 1993 Compensatory Stock Option Plan (incorporated by
     reference to Exhibit 10.1 to Form 8-K dated February 10,
     1994)..............................................................  *

10.2 1993 Employee Stock Compensation Plan (incorporated by
     reference to Exhibit 10.2 to Form 8-K dated February 10,
     1994)..............................................................  *

10.3 Settlement Agreement dated November 19, 1996 (incorporated by reference to Exhibit 10 to Form 8-K dated November 22,
     1996)..............................................................  *

10.4 Stock Option dated November 19, 1996 (incorporated by
     reference to Exhibit 4 to Form 8-K dated November 22,
     1996)..............................................................  *

10.5 Exchange Agreement and Plan of Reorganization dated
     December 27, 1996 (incorporated by reference to Exhibit 2.1 to
     Form 8-K dated January 24, 1997)...................................  *

10.6 Employment Agreement dated December 27, 1996 (incorporated by reference to Exhibit 10.1 to Form 8-K dated January 24,
     1997)..............................................................  *



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