Form 10KSB
period 1997-03-31
ISO BLOCK PRODUCTS USA INC
filed 1997-07-14
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549




                              FORM  10-KSB




            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                 THE SECURITIES EXCHANGE ACT OF 1934




For fiscal year ended March 31, 1997	           Commission File No. 0-25810





                        ISO BLOCK PRODUCTS USA, INC.

            (Exact name of registrant as specified in its charter)


          	COLORADO                                84-1026503

(State or other jurisdiction of	          (I.R.S. Employer Identification No.)
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

 Yes         No   X


 The registrant's revenues for its most recent fiscal year were $46,228.


 The aggregate market value of the 1,219,321 shares of common stock of the registrant held by non-affiliates on June 6, 1997 was not determinable.


 At June 6, 1997, a total of 2,070,821 shares of common stock were outstanding.




                                  PART I



Item 1.	Prior Business

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



          Franchise Connection and its subsidiaries currently employ 4 people in full-time positions and employ others as needed. Staff will be added only as needed, and there is a labor pool or persons with experience in the business of Franchise Connection available at a reasonable cost.



        Employees

          The Company 's only employees are its executive officers, who devote most of their time to Company affairs, and the four employees of Franchise Connection, Inc.



Item 2.	Description of Property.


          The Company occupies facilities provided at no charge by its President, Mr. Egin Bresnig in his residence; these facilities are expected to be adequate in the near term, through fiscal 1998. Franchise connection leases from unaffiliated parties approximately 1,383 square feet of space at 4155 East Jewell Avenue, Suite 1000, Denver, Colorado 80222. Management of
        Franchise Connection believes that these facilities will be sufficient for their needs for at least the next twelve months.



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


          No matters were submitted to the Company's security holders during the fiscal year ended March 31, 1997.



PART  II



Item 5.	Market for Common Equity and Related Stockholder Matters.

        Market Information

          The Company's outstanding Common Shares are not publicly quoted or traded, nor were they traded during the two fiscal years ended March 31, 1997. The Company intends to arrange in the second fiscal quarter of 1997 for the quotation and trading of its shares in the over-the-counter markets. There is no assurance that an active market will arise in the Company's shares.



        Holders

          The Company had 326 shareholders of record as of June 6, 1997, which does not include shareholders whose shares are held in street or nominee names.



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



          The financial statement section below discloses operating losses the past two years of approximately $1,031,000 of which the major amount was due to the very adverse business climate in Germany as outlined above. However, in addition the previous Chairman of the Board and CEO, Mr. Josef Ratey, resident of Germany, and the Company's major shareholder did not provide the required direction and guidance. Mr. Helge Seidel, manager of Iso-Block GmbH continued fighting an uphill battle trying to build houses in an ever more eroding construction business environment. The US side of the Company, represented by Mr. Egin Bresnig, was challenged with taking over the offices of CEO and the presidency of the Company from Mr. Josef Ratey. After this change of leadership, the Company and its new management initiated drastic action to stop the financial bleeding. The process of extraditing the Company from its overseas operations was very costly because of the archaic business practices still in place in Germany. Hourly wages for an unskilled laborer in Germany with all the mandatory financial benefits required by the government are so high that the Company attempted importing labor from France. However, it is expected in Europe that construction employees must be paid even if the weather prohibits work. The Company faced poor weather for weeks at time and the labor costs continued. We found out the hard way that Germany is one of the most expensive places in the world in which to do business. We could not leave projects unfinished but rather completed them knowing that these projects would lose money.

          The Company explored other business opportunities in the United States. Negotiations with one potential venture partner came close to being completed but the Company withdrew from the negotiations due to repeated delays. Management of the Company decided to cease all operational activities in Germany. The better part of 1996 was spent winding down and closing the German operation.



          During the 1996 fiscal year, the Company decided to discontinue its European operations because of the continuing recession in Germany and the difficulty in managing its European subsidiaries from Denver, Colorado. Iso-Block GmbH ceased operations in July, 1996. The Company incurred dissolution expenses in ceasing operations of its two European subsidiaries of $166,000. The Company retained assets of $126,000 consisting of undeveloped property in Kehl, Germany and an account receivable for completed construction of one residential property in Germany. On December 9, 1996 the Company sold its Iso-Block GmbH subsidiary, including all liabilities and assets, to Big B Tex A.G. (CH), a Swiss company domiciled in Zurich, and the Company paid $40,000 to the buyer in addition to transferring its Iso-Block GmbH assets. Big B Tex A.G. assumed all Iso-Block GmbH liabilities and future contingent liabilities, if any.



        Results of Operations  - Fiscal Year 1997

          The Company realized a loss of $348,921 on total revenue of $46,228 for the fiscal year ended March 31, 1997. As of March 31, 1997, the Company had accumulated a deficit since inception of $1,357,440. The loss realized was primarily due to beginning operations in the U.S.,the closing of operations in Germany and general and administrative expenses incurred to date.

        Results of Operations - Fiscal Year 1996

          The Company realized a loss of $682,136 on total revenue of $618,421 for the fiscal year ended March 31, 1996. As of March 31, 1996, the Company had accumulated a deficit since inception of $831,889. The loss incurred was diverse and was primarily due to adverse whether and economic conditions in Germany. These activities included construction material, various services, poor wether conditions and increased labor costs.


        Liquidity and Capital Resources

          Cash on-hand on March 31,1997 was nominal in light of the Company's home building and franchise plans. During the fiscal year the Company issued 652,000 preferred shares in exchange for cash of $521,600. The Company also issued 245,353 common shares. Of which 200,000 shares, valued at $130,000, were issued for services rendered, 35,000 shares were issued for employment incentive in Germany and 10,353 common shares were issued as an incentive to the issuance of preferred stock.


          Cash totaled $302,931 at March 31, 1997 compared with $10,296 at March 31, 1996. The $292,635 increase in cash was primarily from operating activities. As of March 31, 1996 , the Company had raised $31,136 from the sale of its common shares and $527,470 in net proceeds from the sale of its Series A, Non-Voting Convertible Preferred Stock, stated value $1.25 per share and from the sale of its Series B and C, Non-Voting Convertible Preferred Stock, stated value $1.50 per share, to a small number of persons who are residents of Germany.



        Income Taxes and Net Operating Losses

          At March 31, 1997, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $1,357,440, which are available to offset future taxable income. These NOL's expire through 2004.



        Plan of Operation

          The Company intends to continue as general contractor in the United States and has purchased two residential building sites in the Outlook subdivision in Broomfield, Colorado, located approximately five miles northwest of Denver, Colorado, The
        Company has the capacity to build at least one speculative house at a constructed retail price of $250,000 and a constructed cost price of approximately $149,000. Construction was started June 1997. Once the first residential house is constructed and has passed all building inspections and sold, the Company will immediately begin construction on its second building site. The Company expects to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado. According to the March 7, 1997 issue of The Rocky Mountain News "SunMicrosystems' $200 million planned research and development campus in Broomfield, Colorado already  has helped jump-start the metro area's home building activity." In January, there were 75 permits pulled for single-family homes in
        Broomfield, compared with only 13 in January 1996.   The
        relatively healthy month for permit activity is a sign of the "Goldilocks" economy according the Home Builders Association of Metropolitan Denver. One of the strongest areas is expected to be Broomfield, Colorado, thanks to SunMicrosystems, which will create 4,000 jobs at an average salary of $70,000. The Company is positioned correctly to take advantage of this growth by establishing itself as general contractor in Broomfield. If the Company realizes its profit goals by completing the first two speculative homes then it intends to become a developer of housing projects. Even though the current management of the Company has limited building experience the availability of professional construction consultants should provide the
        necessary guidance to the Company.   Management believes it will
        be successful in raising additional capital required to become a significant player in the Broomfield and Metro Denver housing construction market.



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



          Mr. Hall has reported on the Company's financial statements for the fiscal years ended March 31, 1997 and 1996. Such reports did not contain either an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements on any matters of accounting principle or practices, financial statement disclosures, or auditing scope or procedure in connection with Mr. Hall's audits of the Company's financial statements for such fiscal years which, if not resolved to his satisfaction, would have caused him to make reference in his reports on the subject matter of the disagreement.



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



Item 10. Executive Compensation.


        Cash Compensation and Compensation Pursuant to Plans

          For the fiscal year ended March 31, 1997, Mr. Egin Bresnig, CEO and Mr. Dean Wicker, Secretary received cash compensation of $47,500 each annually, and reimbursement of out-of-pocket expenses incurred on behalf of the Company. The Company does not have in effect any pension, profit-sharing, stock appreciation or bonus plans. The Board of Directors authorized a Medical Insurance Plan for its President, Mr. Egin Bresnig, effective January 3, 1997. Other benefit plans are described below.



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



                          SUMMARY COMPENSATION TABLE

                            Long-Term Compensation
                            ----------------------


           Annual Comp.              Awards       Payouts
          --------------------  ----------------  -------
  (a)       (b)    (c)    (d)    (e)      (f)       (g)      (h)      (i)


Name and                               Rstrctd     No. of    ($)      All
Principal          ($)    ($)    ($)    Stock     Options   LTIP    Other($)
Position   Year  Salary  Bonus  Other  Awards($)   & SARs  Payouts   Comp.
---------  ----  ------  -----  -----  ---------  -------  -------  --------
Egin
Bresnig,
CEO        1997	$47,500	  N/A    -0-
           1996 $47,000   N/A    -0-

Dean
Wicker,
Sec.       1997 $47,500   N/A    -0-
           1996 $47,000   N/A    -0-





               OPTIONS GRANTED DURING THE 1997 FISCAL YEAR
                           Individual Grant

           ----------------------------------------------------------------

 (a)          (b)             (c)                (d)              (e)

           Number of       % of Total
          Securities        Options
          Underlying      Granted to
           Options         Employees      Exercise or Base
Name   	   Granted      in Fiscal Year     Price ($/Share)   Expiration Date
----      ----------    --------------    ----------------   ---------------
Egin
Bresnig          -            -                   -                 -

Dean
Wicker           -            -                   -                 -





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
Egin
Bresnig         None              None         200,000/None      None / None

Dean
Wicker          None              None         200,000/None      None / None





          The Company has no stock appreciation rights (SAR) plan in place and has not awarded SAR's to any person. The Company has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended March 31, 1997, the Company did not amend or reprice the exercise price of any stock options granted to any executive officer.



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



          Pursuant to the Letter of Intent, ISO BLOCK advanced to Franchise Connection an aggregate of $50,000 to be used as working capital. Additionally, under the terms of the Exchange Agreement and Plan of Reorganization ISO BLOCK will over the twelve months (12) following the Closing make available to Franchise Connection an aggregate of an additional $300,000, subject to adjustment, to be advanced monthly. Such funds will be advanced within five (5) days prior to the month in which needed upon written request of Franchise Connection, which shall specify the amount needed and general use intended. Such amounts shall be loaned to Franchise Connection on customary commercial terms. As of June 27, 1997 a total of $211,000 had been advanced to Franchise Connection.



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



          Otherwise, there were no transactions, or series of transactions, for the fiscal year ended March 31, 1997, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than as described above or elsewhere in this report.



                       ISO BLOCK PRODUCTS USA, INC.
                        CONSOLIDATED COMPARATIVE
                          FINANCIAL STATEMENTS

                              Years Ended
                         March 31, 1997 and 1996



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

          Statement of Shareholder's Equity.......................F-4

          Statement of Cash Flows.................................F-5

          Notes to Financial Statements...........................F-6







        R. SCOTT HALL
        407 LORIN LANE
        CASTLE ROCK, COLORADO 80104
        (303) 688-1622



                      INDEPENDENT AUDITOR'S REPORT

        Board of Directors

        ISO BLOCK PRODUCTS USA, INC.



        I have audited the accompanying consolidated comparative balance sheet of ISO Block Products USA, Inc., as of March 31, 1997 and 1996 and the related consolidated comparative - statements of operations, shareholder's equity and cash flows for the years then ended. These consolidated comparative financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated comparative f inancial statements based on my audit.



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



        In my opinion, the consolidated comparative financial statements referred to above, present fairly, in all material respects, the financial position of ISO Block Products USA, Inc., at March 31, 1997 and 1996 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.





        R. Scott Hall, CPA

        July 7, 1997
        Castle Rock, Colorado

                      ISO BLOCK PRODUCTS USA, INC.
                 CONSOLIDATED COMPARATIVE BALANCE SHEET


                                                      March 31,
                                              1997               1996
                                           ----------         ----------
         ASSETS
         ------

    Current Assets
    --------------
      Cash                                  302,931              10,296
      Note Receivable - Officer               2,000               2,000
      Mortgages Receivable                1,176,590           1,335,624
      Prepaid Expenses                       72,033                   -
                                          ----------          ----------

        Total Current Assets              1,553,554           1,347,920


    Property & Equipment
    --------------------
      Office Equipment                        2,860               2,660
      Less: Accumulated Depreciation           (179)               (532)
                                          ----------          ----------
        Net Property & Equipment              2,681               2,128
                                          ----------          ----------
          TOTAL ASSETS                    1,556,235           1,350,048
                                          ==========          ==========


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

    Current Liabilities
    -------------------
      Accounts Payable                        8,780               6,682
      Payroll  Taxes Payable                  4,639                   -
                                          ----------          ----------
                                             13,419               6,682

    Stockholders' Equity
    --------------------
      Preferred Stock, No Par Value,
       10,000,000 Shares Authorized,
       1,448,610 and 924,000 Shares
       Outstanding, Respectively.         1,427,700             739,200

      Common Stock, 50,000,000 Shares
       Authorized, 2,070,821 and
       3,185,821 Shares Outstanding,
       Respectively.                      1,472,556           1,436,055

      Accumulated Deficit                (1,357,440)           (831,889)
                                         ----------          ----------
                                          1,542,816           1,343,366
                                         ----------          ----------
       TOTAL LIABILITIES &
        STOCKHOLDERS EQUITY               1,556,235           1,350,048
                                         ==========          ==========



               The accompanying notes are an integral
                 part of these financial statements.

                        ISO BLOCK PRODUCTS USA, INC.
               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
                 For the Years Ended March 31, 1997 and 1996


                                                        March 31,
                                                  1997              1996
                                              ----------         -----------
    INCOME
    ------
      Construction Sales                         15,289             618,421
      Interest Income                            30,939               2,318
                                              ----------         -----------
        Total Income                             46,228             620,739


    COST OF SALES
    -------------
      Cost of Materials and Services                  -             949,925
      Labor                                           -              94,313
                                              ----------         -----------
        Total Cost of Sales                           -           1,044,238



    GROSS PROFIT (LOSS)                          46,228            (423,499)


    OPERATING EXPENSES
    ------------------
      General and Administrative                304,812             258,637
                                              ----------         -----------

    INCOME (LOSS) FROM OPERATIONS              (258,584)           (682,136)

    OTHER INCOME (LOSS)
    --------------------------------
      Loss From Dispatch of Subsidiary          (90,337)                  -
         NET LOSS                              (348,921)           (682,136)
                                              ==========         ===========


    LOSS PER COMMON SHARE                      (    .17)           (    .21)


    Weighted Average Shares Outstanding       2,070,821           3,185,827




                   The accompanying notes are an integral
                     part of these financial statement.

        CONSOLIDATED COMPARATIVE STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Year Ended March 31, 1997 and 1996


               Preferred               Common
                 Stock                  Stock             Accum.
                 -----                  -----             ------
            Shares    Amounts     Shares     Amounts      Deficit      Total
            ------    -------     ------     -------      -------      -----
Balance
at April 1
1995       272,000    217,600  2,940,468  1,436,055    (155,623)    1,498,032
--------

Issue of
Preferred
Shares     652,000    521,600                                         521,600

Issue of
Common
Shares                           245,353        -                        -

Foreign
Exchange
Gain                                                      5,870         5,870

Net (Loss)
for Year      -           -         -           -      (682,136)     (682,136)
          --------  ---------  -----------  ----------  ---------  ------------
Balance
at March
31, 1996  924,000    739,200    3,185,821   1,436,055   (831,889)   1,343,366
--------

Issue of
Preferred
Shares    524,610    688,500                                          688,500

Issue of
Common
Shares                           622,500       36,000                  36,000

Foreign
Echange
Gain
(Loss)                                                   (158,692)   (158,692)

Retirement
of Common
Stock                         (1,737,500)          -                        -

Acquisitions
of
Subsidiaries                                     501      (17,938)    (17,437)

Net (Loss)
for Year           -           -          -          -   (348,921)   (348,921)
           ----------  ---------  ---------  --------- -----------  ---------
Balance
at March
31, 1997   1,448,610   1,427,700  2,070,821  1,472,556 (1,357,440)  1,542,816
---------  ==========  =========  =========  ========= ===========  =========



                  The accompanying notes are an integral
                    part of these financial statements.

                    ISO BLOCK PRODUCTS USA, INC.

             CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
             ------------------------------------------------

               For the Years Ended March 31, 1997 and 1996


                                                        March 31,

                                                  1997             1996
                                                  ----             ----

    CASH FLOWS FROM OPERATING ACTIVITIES
    ------------------------------------
      Net Income (Loss)                        (348,921)        (682,136)
        Depreciation                                 36              532
        Loss on Disposition of Equip.             2,128                -
        Note Receivable - Officer                     -                -
        Mortgages Receivable                    159,034           64,907
        Prepaid Expenses                              -            5,011
        Inventory - Work in Process             (72,033)               -
        Accounts Payable                          6,737          113,954
                                             -----------       ----------
    Net Cash Used in Operating Activities       253,019         (725,640)



    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
      Purchase of Property & Equipment           (2,717)            (796)



    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
      Proceeds From Preferred Stock             688,500          521,600
      Proceeds From Common Stock                 36,501                -
      Acquisition - Retained Earnings           (17,938)               -
      Foreign Exchange Gains (Losses)          (158,692)           5,870
                                             -----------       ----------
      Net Cash Provided by (Used In)
        Financing Activities                    548,371          527,470



    NET INCREASE (DECREASE) IN CASH             292,635         (198,966)


    CASH - Beginning of Year                     10,296          209,262
                                             -----------       ----------

    CASH - End of Year                          302,931           10,296
                                             ===========       ==========



               The accompanying notes are an integral
                 part of these financial statements.

                   	ISO BLOCK PRODUCTS USA, INC.

        NOTES TO CONSOLIDATED COMPARATVIE FINANCIAL STATEMENTS
        ------------------------------------------------------

            For the Years Ended March 31, 1997 and 1996


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

        During July 1996, the Company decided to discontinue its European Operations because of the continuing recession in Germany and the difficulty in managing its European subsidiary from Denver, Colorado. On December 9, 1996, the Company sold its ISO-Block GmBH subsidiary, including all assets and liabilities to Big B Tex A.G. (ch), a Swiss company domiciled in Zurich, and the Company paid $40,000 to the buyer in addition to transfering its ISO-Block GmBH assets. Big B Tex A.G. assumes all Iso-Block
        GmBH liabilities and future contingent liabilities, if any.


        Settlement Agreement
        ---------------------------

        Effective November 22, 1996, ISO Block Products USA, Inc. entered into a Settlement Agreement with Josef Ratey, Helge Seidel, and R-S Plus Investment Corp., a Florida corporation. The Settlement Agreement provides for the cancellation of certain shares issued pursuit to an Agreement and Plan of Reorganization dated March 28, 1994 among the Company, R-S ISO-Block Produktions GmBH, a Germany limited liability company, Ratey, Seidel and R-S Plus, in which the Company purchased from Ratey and Seidel all of the equity interest in ISO-Block GmBH, and purchased from R-S Plus all of its rights, title and interest in and to ISO-Block GmBH, including all R-S Plus property theretofore contributed to ISO-Block GmBH and all R-S Plus rights to ISO-Block GmBH profits, in exchange for the issuance of an aggregate of 2,000,000 shares of the Company's authorized but heretofore unissued common stock, no par value.



                     ISO BLOCK PRODUCTS USA, INC.

           NOTES TO CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS
           ------------------------------------------------------
               For the Years Ended March 31, 1997 and 1996


        The Exchange shares were issued in the following proportions:
        1,000,000 shares to R-S Plus, 900,000 shares to Ratey, and 100,000 shares to Seidel, and a total of 300,000 of the shares issued to R-S Plus subsequently were transfered to two individuals. In addition, Ratey, Seidel and R-S Plus received options pursuant to the Exchange Agreement for a two year period to purchase an aggregate of not more than 1,000,000 shares of the Company. Pursuant to the Settlement Agreement, such options were cancelled and voided.

        Of the 2,000,000 Exchange Shares originally issued, an aggregate of 1,737,500 shares were cancelled and voided as follows:

            1.    All 100,000 of the Exchange Shares issued to Seidel.
            2.    650,000 shares of the Exchange Shares issued Ratey.
            3.    987,500 shares of Exchange Shares issued to R-S Plus.

        The Settlement Agreement also provided for the issuance and delivery to Ratey of options to purchase an aggregate of 240,000 shares of the common stock of the Company at the price of Eighty Cents (U.S. $.80) per share for a period of two years from the effective date of the Agreement.

        Effective January 24, 1997, ISO acquired 100% stock of Franchise Connection, Inc. and its wholly owned subsidiary Brilliant Marketing, Inc. The Acquisition was accounted for as a purchase by ISO and the accompanying financial statements present historical results of ISO and include Franchise Connection, Inc. and Brilliant Marketing, Inc. activities from the effective date of the acquisition.



        Consolidation
        -------------

        The financial statements include the accounts of ISO and its wholly-owned subsidiary Franchise Connection, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.




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

             For the Years Ended March 31, 1997 and 1996



        Cash
        ----

        All amounts are stated in U.S. dollars.



        Property & Equipment
        --------------------

        Property & equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets.



        Income Taxes
        ------------

        The Company has no current or deferred income tax liability due to accumulated losses during the development stage. The Company has net operating losses totaling $1,357,440 and $831,889, respectively, which are available to offset future taxable income. These NOL's expire through 2004.




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




NOTE 3. NOTE RECEIVABLE - OFFICER
        -------------------------

        The Company loaned the President of the company, Egin Bresnig, $2,000.00. The note bears interest at 6% per annum and is due on March 1, 1998.



NOTE 4. CONTINGENT LIABILITY
        --------------------

        The Company and its oresident, Egin Bresnig, have been named as defendant in Texas Finance Incorporated vs ISO Block Products USA, Inc. et al, filed in the United States District Court for the District of Colorado, Civil Action No. 96WM-1961. The suit alleges among other things that the plaintiff purchased securities of the Company in reliance upon misleading statements knowingly made by the Company, Mr. Bresnig and others and seeks return of the proce paid for the securities plus damages under various federal and state securities laws. The Company and Mr. Bresnig are vigerously contesting the action. No provision for any loss contingency has been provided in the financial statements.




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



        Date: July 14, 1997

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



     Name                 Title                              Date
     ----                 -----                              ----

/s/  Egin Bresnig.........Director, President,           July 14, 1997
     Egin Bresnig         Chief Executive Officer



/s/  Dean Wicker..........Director, Secretary            July 14, 1997
     Dean Wicker



/s/  Johnny M. Wilson.....Director                       July 14, 1997
     Johnny M. Wilson