Form 10QSB
period 1997-06-30
ISO BLOCK PRODUCTS USA INC
filed 1997-08-15
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1997         Commission File No.33-30476-D


                  ISO BLOCK PRODUCTS USA, INC.
      (Exact name of registrant as specified in its charter)


                           COLORADO
                (State or other jurisdiction of
                incorporation or organization)

                   8037 South Datura Street
                   Littleton, Colorado 80120
            (Address of Principal's Executive Offices)

                          84-1O26503
                (I.R.S. Employer Identification No.)



                        (303) 795-9729
           (Registrant's Telephone No. Incl. area code)



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) Has been subject to such filing requirements for at least the past: 90 days.

                       Yes ___           No X

  The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1997 are as follows:

        Class of Securities            Shares Outstanding
        -------------------            ------------------
     Common Stock, no par value            2,070,821





                         INDEX

                                                                  Page of
                                                                  Report

        PART I          FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets:

         As of  June 30, 1997 (unaudited) and March
         31,1997.......................................................  3

         Consolidated Statements of Operations (unaudited)

         For the three-month periods ended June 30, 1997 and
         1996..........................................................  4

         Consolidated Statements of Cash Flows (unaudited)

         For the three-month periods ended June 30, 1997 and
         1996..........................................................  5

         Notes to Unaudited Financial Statements.......................  6


Item  2. Management's Discussion and Analysis or Plan of
         Operation.....................................................  8


             PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K..............................  9



         Signatures....................................................  9





                      ISO BLOCK PRODUCTS USA, INC.

                 CONSOLIDATED COMPARATIVE BALANCE SHEET



                                            June 30,          March 31,
                                              1997               1997
                                           ----------         ----------

         ASSETS
         ------

    Current Assets
    --------------
      Cash                                  143,913             302,931
      Note Receivable - Officer               2,300               2,000
      Mortgages Receivable                1,172,340           1,176,590
      Prepaid Expenses                       92,094              72,033
                                          ----------          ----------

        Total Current Assets              1,410,647           1,553,554


    Property & Equipment
    --------------------
      Office Equipment                        5,656               2,860
      Less:    Accumulated Depreciation        (143)               (179)
                                          ----------          ----------
        Net Property & Equipment              5,513               2,681
                                          ----------          ----------
          TOTAL ASSETS                    1,416,160           1,556,235
                                          ==========          ==========


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

    Current Liabilities
    -------------------
      Accounts Payable                       43,882               8,780
                                          ----------          ----------


    Stockholders' Equity
    --------------------
      Preferred Stock, No Par Value,
       10,000,000 Shares Authorized,
       1,448,610 and 924,000 Shares
       Outstanding, Respectively.          1,427,700           1,427,700

      Common Stock, 50,000,000 Shares
       Authorized, 2,070,821 and
       3,185,821 Shares Outstanding,
       Respectively.                       1,472,055           1,472,556

      Accumulated Deficit                 (1,527,477)         (1,357,440)
                                           ----------          ----------
                                           1,372,278           1,542,816
                                           ----------          ----------
       TOTAL LIABILITIES &
        STOCKHOLDERS EQUITY                1,416,160           1,556,235
                                           ==========          ==========



               The accompanying notes are an integral
                 part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.


               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
               For the three months ended June 30, 1997 and 1996





                                                        Jume 30,
                                                  1997              1996
                                              ----------         -----------

    INCOME
    ------
      Construction Sales                              -             123,133
      Interest Income                            28,483               5,942
                                              ----------         -----------
        Total Income                             28,483             129,075


    COST OF SALES
    -------------
      Cost of Materials and Services             86,572             162,128
      Labor                                           -              22,690
                                              ----------         -----------
        Total Cost of Sales                      86,572             184,818


    GROSS PROFIT (LOSS)                         (58,089)            (55,743)


    OPERATING EXPENSES
    ------------------
      General and Administrative                111,948              33,522
                                              ----------         -----------

        NET LOSS                               (170,037)            (89,265)
                                              ==========         ===========


    LOSS PER COMMON SHARE                      (    .05)           (    .03)


    Weighted Average Shares Outstanding        3,519,431           3,185,827




                   The accompanying notes are an integral
                     part of these financial statement.




                       ISO BLOCK PRODUCTS USA, INC.


            CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
            ------------------------------------------------
            For the three months ended June 30, 1997 and 1996


                                                        June 30,
    Cash Flows From Operating Activities         1997              1996
    ------------------------------------         ----              ----
    Net Income (Loss)                          (170,037)         (89,265)
        Depreciation                                  -              222
        Note Receivable - Officer                   300                -
        Mortgages Receivable                     (4,250)           1,005
        Accounts Receivable                           -         (122,128)
        Prepaid Expenses                        (20,061)               -
        Accounts Payable                         37,826          159,698
                                             -----------       ----------
    Net Cash Used in Operating Activities      (156,222)        (725,640)



    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
      Purchase of Property & Equipment           (2,796)               -



    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
      Proceeds From Preferred Stock                   -          112,000
      Proceeds From Common Stock                      -                -
      Write-down of Mortgage Receivable               -                -
      Foreign Exchange Gains (Losses)                 -                -
                                             -----------       ----------
      Net Cash Provided by (Used In)
        Financing Activities                          -          112,000



    NET INCREASE (DECREASE) IN CASH            (159,018)          61,532


    CASH - Beginning of Year                    302,931           10,296
                                             -----------       ----------

    CASH - End of Year                          143,913           71,828
                                             ===========       ==========



               The accompanying notes are an integral
                 part of these financial statements.



                        ISO BLOCK PRODUCTS USA, INC.
                   NOTES TO UNAUDITED  FINANCIAL STATEMENTS


Note 1.
------
        Company Description. Iso Block Products USA, Inc. ("Company") was incorporated in the State of Colorado on April 28, 1986 under the name Champion Computer Rentals, Inc. The Company was formed to obtain funding from a public offering in order to engage in the sale and leasing of computers and related equipment. As March 31, 1992, the Company ceased those sale and leasing operations.

Note 2.
-------
        Summary of Significant Accounting Policies. The accompanying un-audited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (considered necessary for a for a fair presentation have been in-cluded. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997. Following is a summary of significant accounting policies.


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

        Foreign Currency Translation.
        -----------------------------
        The functional currency for the Company's operations is the applic-able local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average rate during the period. The gains or losses resulting from such translation are included in stockholder's equity.




                        ISO BLOCK PRODUCTS USA, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               (continued)



        Income (Loss) Per Common Share.
        -------------------------------
        Income (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Options and warrants outstanding to purchase common stock are included as common stock equivalents when diluted.

        Concentrations of Credit Risk.
        ------------------------------
        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of mortgages receivable. These mortgages receivable are concentrated in German real estate but are not concentrated in a limited number of borrowers. The mortgages are from high quality entities and secured by high value German real estate to limit the Company's concentrations of credit risk.


Note 3.
------
        During the fiscal year ended March 31, 1997, the Company incurred a net loss of $348,921, and as of that date had accumulated a deficit of $1,357,440. The Company had slight operations during the first fiscal quarter covered by these statements but incurred a loss for the quarter of $170,037.

Note 4.
------
        Future working capital requirements are dependent on the Company's ability to attain profitable operations and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations or whether the necessary financing or investment can be arranged.



Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

  Current Business of the Company. During the current fiscal year, the Company begin construction of one of two speculative residential houses in the Outlook subdivision in Broomfield, Colorado. Each house will be priced at approximately $250,000. The Company plans to continue its construction program as long as the residential real estate business climate remains at its present intensity in Colorado.

  The Company has formed a Colorado Limited Liability Company " Magna-Dry USA LLC" of which it is the sole member. Magna-Dry USA has purchased the license to operate and franchise the Magna-Dry concept in total cleaning throughout North and South America. The Company has executed a five-year license agreement with continuous two-year renewal options. The Company contracted to pay One Hundred thousand ( $100,000) US dollars and will pay an ongoing license fee throughout the agreement. The Company paid Ten thousand ($10,000) dollars down and agreed to pay Ninety thousand ($90,000) dollars within 120 days. The Company through its subsidiary will offer Area and individual franchises for the proprietary system of cleaning included in the license. It will also offer equipment and chemicals involved with the process.

  Magna-Dry has over one thousand (1000) units operating internationally and has captured over sixty (60%) of the market in some areas. The Company will operate within its existing structure for the sale of franchises through its Franchise Connection, Inc. subsidiary. With the success of Magna-Dry International and its history, it is expected that the growth in the US market will be successful.

  Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver,. Colorado. The Company plans to form strategic partnerships with prospective or existing franchise operations ("Franchisors") under which it will provide them with marketing and sales services plus busi-ness and legal services in return for an equity interest in, and/or a portion of their royalties. It is targeting private companies that are seeking franchise expertise or financial capacity to successfully engage in franchis-ing. The Company will offer comprehensive franchise marketing and consulting services to its Franchisors companies including operations, personnel, manage-ment, training, legal and financial advice. In addition, Franchise Connection will assume total responsibility for the recruitment of franchises.


           Results of Operations.
           ----------------------

  During the first fiscal quarter ended June 30, 1997, the Company had revenues of $28,483 and engaged in limited operations primarily those of preparation for a construction program as general contractor in the State of Colorado in comparison to revenues of $129,075 in the first fiscal quarter of 1996. The Company realized a loss of $170,037 in the first quarter of 1997 compared to a loss of $89,265 in the first quarter of 1996. The Company has accumulated a deficit since inception totaling $1,527,477. The loss realized was primarily due to $111,948 spent for general and administrative expenses.


           Liquidity and Capital Resources.
           --------------------------------

  The Company has total assets of $1,410,647 including cash or cash equivalents at the end of the first fiscal quarter 1997 of $143,913 compared to total assets of $1,532,481 including cash or cash equivalents of $71,828 at the end of the first fiscal quarter of 1996. The Company also owned approximately US$1,172,340 of mortgages receivable affecting German real estate. While there is a commercial market for these mortgages receivable, the Company does not intend to sell them.



Item 6.          Exhibits and Reports on Form 8-K

        (a)      Exhibits.     NONE

        (b)      Reports on Form 8-K        NONE




                               SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the under-signed thereunto duly authorized.


Dated: August 14, 1997

                                  ISO BLOCK PRODUCTS USA, INC.


                                  By   /S/ Egin Bresnig
                                  ------------------------------
                                           Egin Bresnig,
                                           Chief Executive Officer




                                  By   /S/ Dean Wicker
                                  -------------------------------
                                           Dean Wicker,
                                           Chief Financial Officer