Form 10QSB
period 1997-09-30
ISO BLOCK PRODUCTS USA INC
filed 1997-11-14
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934.



For the Quarter Ended Sept. 30, 1997       Commission file number  33-30476-D



                       ISO BLOCK PRODUCTS  USA, INC.

      (Exact name of small business issuer as specified in its charter)



         COLORADO                                     84-1026503

 (State of Incorporation)                       (I.R.S. Employer ID No.)



  8037 South Datura Street
    Littleton, Colorado                                 80120
(Address of Principal Executive                      (Zip Code)
          Offices)


                              (303) 795-9729
               (Registrant's Telephone No. incl. area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


            YES  __                                      NO X


The number of shares outstanding of each of the Registrant's class of common equity, as of September 30, 1997 are as follows:



      Class of Securities                         Shares Outstanding
      -------------------                         ------------------
   Common Stock, no par value                          2,195,821


This quarterly report on Form 10-QSB contains  9  pages.




                        ISO BLOCK PRODUCTS USA, INC.



                                    INDEX                               PAGE

PART 1


Item 1.  FINANCIAL STATEMENTS

      Consolidated Comparative Balance Sheet (unaudited)
        as of September 30, 1997...................................    3

      Consolidated Comparative Statement of Operations (unaudited)
        for the periods ended September 30, 1997 and 1996..........    4

      Consolidated Comparative Statement of Cash Flows (unaudited)
        for the three month period ended September 30, 1997 and
        1996.......................................................    5

      Notes to Unaudited Financial Statements......................    6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
8


PART 2


Item 6.  Exhibits and Reports on Form 8-K...........................   9


      Signatures....................................................   9






                        ISO Block Products USA, Inc.

                    Consolidated Comparative Balance Sheet

                                 (UNAUDITED


ASSETS                                     Sept. 30, 1997      March 31, 1997
                                           --------------      --------------
Current Assets:

     Cash                                         17,944            302,931
     Note receivable - Officer                     2,300              2,000
     Mortgage Receivable                       1,170,136          1,176,590
     Prepaid expenses                            141,218             72,033
                                            -------------        -----------
       Total current assets                    1,331,598          1,553,554



Property and equipment:

     Office equipment                              5,656              2,860
     Less:    Accumulated depreciation              (143)              (179)
                                            -------------         ----------
       Net property and equipment                  5,513              2,681


Other                                              1,814                 -


                                            -------------        ------------
       TOTAL ASSETS                            1,338,925           1,556,235
                                            =============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                            19,899                8,780
     Promissory note                             20,000                   -
                                            -------------        ------------
        Total                                    39,899                8,780


Shareholders' equity:

     Preferred stock, no par value,
       10,000,000 shares authorized,
       1,464,500 and 924,000 shares
       outstanding, respectively.            1,440,412             1,427,700

     Common stock, 50,000,000 shares
       authorized, 2,195,821 and
       3,185,821 shares outstanding,
       respectively                          1,522,055             1,472,556

     Accumulated deficit                    (1,663,441)           (1,357,440)
                                         --------------         -------------
                                             1,299,026             1,542,816


TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                     1,338,925             1,556,235
                                         ==============         =============



  The accompanying notes are an integral part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.

             CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS


            For the Periods Ended September 30, 1997 and 1996



                      Six Months Ended Sept. 30,  Three Months Ended Sept. 30,
                           1997         1996            1997          1996
                           ----         ----            ----          ----
Income
------
  Construction Sales      47,013      123,133           24,670           -
  Interest Income         12,591       11,516            6,454        5,574
                       ----------   ----------       ----------   ----------
    Total Income          59,607      134,649           31,124        5,574



Cost Of Sales
-------------
  Cost of Goods Sold     128,270           -            41,698           -
  Cost of Materials      160,882      162,128          126,091           -
  Labor                       -        62,621               -        39,931
                       ----------   ----------       ----------   ----------
    Total Cost of Sales  289,152      224,749          167,789       39,931


  Gross Profit (Loss)   (229,545)     (90,100)        (136,665)     (34,357)


Operating Expenses
------------------
  General and Admin.     142,245       59,478           65,087       25,956
                       ----------   ----------       ----------   ----------
    Net Loss            (371,790)    (149,578)        (201,752)     (60,313)



Loss Per Common Share       (.18)        (.05)            (.09)        (.02)


Weighted Average
  Shares Outstanding   2,112,071    3,185,821        2,154,154    3,185,821




  The accompanying notes are an integral part of these financial statements.




                        ISO Block Products USA, Inc.

               Consolidated Comparative Statement of Cash Flows

                              (UNAUDITED



                                              Three Months Ended Sept. 30,
                                                      1997         1996
                                                      ----         ----
Cash Flows From Operating Activities

  Net Income (loss)                               (201,752)      (60,313)
  Adjustments to reconcile net loss to
    cash used in operating activities:
    Depreciation                                        -            222
    Note receivable - officer                           -             -
    Mortgage receivable                             (2,201)        3,558
    Accounts receivable                                 -            241
    Prepaid expense                                (26,894)           -
    Accounts payable                                23,983        (2,538)
    Other                                           (1,814)           -
                                                -----------   -----------
Net cash used in operating activities             (208,681)      (58,830)
                                                -----------   ------------

Cash flows from investing activities:
                                                -----------   ------------
  Purchase of propert and equipment                     -             -
                                                -----------   ------------

Cash flows from financing activities:

  Proceeds from sale of preferred stock             12,712       576,500
  Proceeds from sale of common stock                50,000            -
  Promissory note                                   20,000            -
  Foreign exchange gain (loss)                          -             -
                                               ------------   ------------
Net cash provided by (used in)
  financing activities                              82,712       576,500
                                               ------------   ------------


Net Increase (decrease) in cash                   (125,969)      517,670
                                               ------------   ------------

Cash,  at beginning of period                      143,913        71,829
                                               ------------   ------------

Cash, at end of period                              17,944       589,499
                                               ------------   ------------


  The accompanying notes are an integral part of these financial statements.





                     ISO BLOCK PRODUCTS USA, INC.                   NOTES TO
               NOTES TO UNAUDITED  FINANCIAL STATEMENTS


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


Note 3.
------

        During the fiscal year ended March 31, 1997, the Company incurred a net loss of $348,921, and as of that date had accumulated a deficit of $1,357,440. The Company had slight operations during the second fiscal quarter covered by these statements but incurred a loss for the quarter of $201,752.


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


       The Company has formed a Colorado Limited liability Company
"Magna-Dry USA LLC" of which it is the sole member. Magna-Dry USA has purchased the license to operate and franchise the Magna-Dry concept in total cleaning throughout North and South America. The Company has executed a five-year license agreement with continuous two-year renewal options. The Company contracted to pay One Hundred thousand ( $100,000) US dollars and will pay an ongoing license fee throughout the agreement. The Company paid Ten thousand ($10,000) dollars down and agreed to pay Ninety thousand ($90,000) dollars within 120 days. The Company through its subsidiary will offer Area and individual franchises for the proprietary system of cleaning included in the license. It will also offer equipment and chemicals involved with the process.


       Magna-Dry has over one thousand (1,000) units operating internationally and has captured over sixty (60%) of the market in some areas. The Company will operate within its existing structure for the sale of franchises through its Franchise Connection, Inc. subsidiary. With the success of Magna-Dry International and its history, it is expected that the growth in the US market will be successful.


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


Results of Operations.
----------------------

       During the second fiscal quarter ended September 30, 1997, the Company had revenues of $31,124 and engaged in limited operations primarily those of preparation for a construction program as general contractor in the State of Colorado in comparison to revenues of $5,574 in the second fiscal quarter of 1996. The Company realized a loss of $201,752 in the second quarter of 1997 compared to a loss of $60,313 in the second quarter of 1996. The Company has accumulated a deficit since inception totaling $1,663,441. The loss realized was primarily due to $126,091 spent for materials as general contractor.


Liquidity and Capital Resources.
--------------------------------

       The Company has total assets of $1,338,925 including cash or cash equivalents at the end of the second fiscal quarter 1997 of $17,944 compared to total assets of $1,350,048 including cash or cash equivalents of $10,296 at the end of the second fiscal quarter of 1996. The Company also owned approximately US$1,170,136 of mortgages receivable affecting German real estate. While there is a commercial market for these mortgages receivable, the Company does not intend to sell them.


       During the second quarter, the Company raised additional funding through preferred stock, common stock, and a promissory note. The Company sold 15,890 preferred shares at $0.80 raising $12,712, sold 125,000 common shares at $0.40 raising $50,000, and signed a 9 month $20,000 promissory note bearing 15% interest.



Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

       (a)      Exhibits.     NONE

       (b)      Reports on Form 8-K        NONE




                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the under-signed thereunto duly authorized.



Dated:  November 14, 1997


                                  ISO BLOCK PRODUCTS USA, INC.



                                  By: /s/ Egin Bresnig
                                  --------------------
                                          Egin Bresnig


                                  By: /s/ Dean Wicker
                                  --------------------
                                          Dean Wicker