Form 10QSB
period 1997-12-31
ISO BLOCK PRODUCTS USA INC
filed 1998-02-17
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                FORM 10-QSB



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934.



For the Quarter Ended Dec. 31, 1997       Commission file number  33-30476-D



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


             YES  __                                      NO X


The number of shares outstanding of each of the Registrant's class of common equity, as of September 30, 1997 are as follows:



      Class of Securities                         Shares Outstanding
      -------------------                         ------------------
   Common Stock, no par value                          2,273,249


        This quarterly report on Form 10-QSB contains  9  pages.




                       ISO BLOCK PRODUCTS USA, INC.



                                 INDEX

                                                                    PAGE
PART 1


Item 1.  FINANCIAL STATEMENTS

         Consolidated Comparative Balance Sheet (unaudited)
         as of December 31, 1997......................................    3

         Consolidated Comparative Statement of Operations (unaudited)
         for the periods ended December 31, 1997 and 1996.............    4

         Consolidated Comparative Statement of Cash Flows (unaudited)
         for the three month period ended December 31, 1997 and
         1996.........................................................    5

         Notes to Unaudited Financial Statements......................    6


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...    7


PART 2


Item 6.  Exhibits and Reports on Form 8-K..............................   9


         Signatures....................................................   9




                        ISO Block Products USA, Inc.

                    Consolidated Comparative Balance Sheet

                                (UNAUDITED


  ASSETS                                     Dec. 31, 1997     March 31, 1997
                                             -------------     --------------
  Current Assets:

       Cash                                          4,321            302,931
       Note receivable - Officer                     2,762              2,000
       Mortgage Receivable                       1,170,136          1,176,590
       Prepaid expenses                            141,218             72,033
       Other                                         2,000                  -
                                              -------------        -----------
         Total current assets                    1,320,437          1,553,554



  Property and equipment:

       Office equipment                              5,996              2,860
       Less:    Accumulated depreciation              (143)              (179)
                                              -------------         ----------
         Net property and equipment                  5,853              2,681


  Other                                             62,696                 -


                                              -------------        ------------
         TOTAL ASSETS                            1,388,986          1,556,235
                                              =============        ============


  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current Liabilities:

       Accounts payable                            47,425               8,780
       Promissory note                            204,000                   -
                                              ------------        ------------
          Total                                   251,425               8,780


  Shareholders' equity:

       Preferred stock, no par value,
         10,000,000 shares authorized,
         1,464,500 and 924,000 shares
         outstanding, respectively.             1,457,198           1,427,700

       Common stock, 50,000,000 shares
         authorized, 2,195,821 and
         3,185,821 shares outstanding,
         respectively                           1,522,055           1,472,556

       Accumulated deficit                     (1,841,692)         (1,357,440)
                                            --------------       -------------
                                                1,137,561           1,542,816


  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                      1,355,986           1,556,235
                                            ==============       =============



  The accompanying notes are an integral part of these financial statements.




                         ISO BLOCK PRODUCTS USA, INC.

               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS


              For the Periods Ended December 31, 1997 and 1996



                        Nine Months Ended Dec. 31,  Three Months Ended Dec. 31,
                             1997         1996            1997          1996
                             ----         ----            ----          ----
  Income
  ------
    Sales                   55,376      123,133            8,363           -
    Interest Income         12,839       24,056              245       12,540
                         ----------   ----------       ----------   ----------
      Total Income          68,215      147,189            8,608       12,540



  Cost Of Sales
  -------------
    Cost of Goods Sold     152,953      162,128           24,683           -
    Cost of Materials      174,747            -           13,865           -
    Labor                       -        62,621               -            -
                         ----------   ----------       ----------   ----------
      Total Cost of Sales  327,700      224,749           38,548           -


    Gross Profit (Loss)   (259,485)     (77,560)         (29,940)      12,540


  Operating Expenses
  ------------------
    General and Admin.     224,767      127,281           82,522       67,803
                         ----------   ----------       ----------   ----------
      Net Loss            (484,252)    (204,841)        (112,462)     (55,263)



  Loss Per Common Share       (.23)        (.14)            (.05)        (.04)


  Weighted Average
    Shares Outstanding   2,145,792    1,480,821        2,222,335    1,480,821




  The accompanying notes are an integral part of these financial statements.




                          ISO Block Products USA, Inc.

                 Consolidated Comparative Statement of Cash Flows

                                  (UNAUDITED



                                                  Three Months Ended Dec. 31,
                                                        1997         1996
                                                        ----         ----
  Cash Flows From Operating Activities

    Net Income (loss)                               (112,462)      (55,263)
    Adjustments to reconcile net loss to
     cash used in operating activities:
      Depreciation                                        -            222
      Note receivable - officer                         (462)      (50,000)
      Mortgage receivable                                 -          2,992
      Accounts receivable                                 -        121,887
      Prepaid expense                                     -             -
      Accounts payable                               (27,526)     (162,207)
      Other                                          (73,619)           -
                                                  -----------   -----------
  Net cash used in operating activities             (214,069)     (142,369)
                                                  -----------   ------------

  Cash flows from investing activities:
                                                  -----------   ------------
    Purchase of propert and equipment                   (340)           -
                                                  -----------   ------------

  Cash flows from financing activities:

    Proceeds from sale of preferred stock             16,786            -
    Proceeds from sale of common stock                    -             -
    Promissory note                                  184,000            -
    Foreign exchange gain (loss)                          -             -
                                                 ------------   ------------
  Net cash provided by (used in)
    financing activities                             200,786            -
                                                 ------------   ------------


  Net Increase (decrease) in cash                    (13,623)     (142,369)
                                                 ------------   ------------

  Cash,  at beginning of period                       17,944       589,499
                                                 ------------   ------------

  Cash, at end of period                               4,321       447,130
                                                 ------------   ------------


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


Note 2.

  Summary of Significant Accounting Policies. The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (considered necessary for a for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997. Following is a summary of significant accounting policies.


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




                  ISO BLOCK PRODUCTS USA, INC.
           NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       (continued)


Income (Loss) Per Common Share.
-------------------------------

  Income (loss) per common share is based upon the weighted average number of common shares outstanding during each period. Options and warrants outstand-ing to purchase common stock are included as common stock equivalents when diluted.


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


Note 3.

  During the fiscal year ended March 31, 1997, the Company incurred a net loss of $348,921, and as of that date had accumulated a deficit of $1,357,440. The Company had slight operations during the third fiscal quarter covered by these statements but incurred a loss for the quarter of $112,462.

Note 4.

  Future working capital requirements are dependent on the Company's ability to attain profitable operations and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations or whether the necessary financing or investment can be arranged.



Item 2.    Management's Discussion and Analysis or Plan of Operation

  Current Business of the Company. During the current fiscal year, the Company begin construction of one of two speculative residential houses in the Outlook subdivision in Broomfield, Colorado. Each house will be priced at approximately $270,000. The Company plans to continue its construction program as long as the residential real estate business climate remains at its present intensity in Colorado.

  The Company has formed a Colorado Limited Liability Company " Magna-Dry USA LLC" of which it is the sole member. Magna-Dry USA has purchased the license to operate and franchise the Magna-Dry concept in total cleaning throughout the United States. The Company has executed a five-year license agreement with continuous two-year renewal options. The Company through its subsidiary will offer Area and individual franchises for the proprietary system of cleaning included in the license. It will also offer equipment and chemicals involved with the process.

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

  To date, Magna-Dry has signed four franchise agreements, located in Reno, NV, Memphis, TN, Denver, CO, and Canada.

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


Results of Operations.
----------------------

  During the third fiscal quarter ended December 31, 1997, the Company had revenues of $8,608 and engaged in limited operations primarily those of a general contractor in the state of Colorado in comparison to revenues of $12,540 in the third fiscal quarter of 1996. The Company realized a loss of $112,462 in the third quarter of 1997 compared to a loss of $55,263 in the third quarter of 1996. The loss realized was primarily due to $82,522 spent for general and administrative fees. The Company has accumulated a deficit since inception totaling $1,841692.


Liquidity and Capital Resources.
--------------------------------

  The Company has total assets of $1,388,986 including cash or cash equivalents at the end of the third fiscal quarter 1997 of $4,321 compared to total assets of $1,828,660 including cash or cash equivalents of $447,130 at the end of the third fiscal quarter of 1996. The Company also owned approx-imately US $1,170,136 of mortgages receivable affecting German real estate. While there is a commercial market for these mortgages receivable, the Company does not intend to sell them.

  During the third quarter, the company raised additional funding through preferred stock, and promissory notes. The company sold 13,480 preferred shares at $1.25 raising $16,850, and signed several 1 year notes totaling $184,000 bearing 15% interest.



Item 6.      Exhibits and Reports on Form 8-K

          (a)      Exhibits.     NONE

          (b)      Reports on Form 8-K        NONE




                     SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the under-signed thereunto duly authorized.


  Dated: February 17, 1998

                              ISO BLOCK PRODUCTS USA, INC.


                              By   /S/ Egin Bresnig
                              -----------------------------
                                       Egin Bresnig,
                                       Chief Executive Officer


                              By   /S/ Dean Wicker
                              -----------------------------
                                       Dean Wicker,
                                       Chief Financial Officer