Form 10KSB
period 1998-03-31
ISO BLOCK PRODUCTS USA INC
filed 1999-05-04
CIK 837014

SECURITIES AND EXCHANGE
                  COMMISSIONWashington, D.C. 20549

                             FORM 10-KSB
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For fiscal year ended March 31, 1998
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

(Address of Principal's Executive Offices)   (Registrant's Telephone No.
                                              incl. Area code)

 Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: Common  Stock,
                                                             .0001 par value.

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

                       Yes         No   X

The registrant's revenues for its most recent fiscal year were $213,205.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was not determinable.

At April 26, 1999, a total of 3,924,730 shares of common stock were outstanding.


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


Current Business of the Company

The Company now functions entirely as a US company engaged in the business of residential home construction as general contractor as well as the holding company of Franchise Connection, Inc., ("Franchise Connection") a strategic conglomerate of new and emerging franchise companies and a team of franchise experts that work together to match the aspirations of entrepreneurs with viable analogous franchise concepts.


Residential Home Building

The demand for housing in Colorado has exploded during the 1990s because of the migration to Colorado of numerous large corporations as well as the expansion of Colorado domiciled businesses due to the current excellent economic climate. Metro Denver's January 1998 home sales were the highest on record and were up almost 10% over January 1997. March, 1998 home sales in the Denver Metro area soared in which 3,730 homes were placed under contract in contrast with February, 1992 in which there were 3,436 homes placed under contract. The monthly sales rate is currently 6.91% as compared to a 6.13% sales rate for 1997. It is estimated that the only factor, which could slow home sales in the Denver area, would be rising mortgage interest rates. The Company believes the strong housing market will allow it to build custom homes very profitably.


Franchising Operations

Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company plans to form strategic partnerships with prospective or existing franchise operations ("Franchisers")under which it will provide them with marketing and sales services plus business and legal services in return for an equity interest in, and/or a portion of their royalties. It is targeting private companies, which are seeking to franchise expertise or financial capacity to successfully engage in franchising. The Company will offer comprehensive franchise marketing and consulting services to its Franchisers companies including operations, personnel, management, training, legal and financial advice. In addition, Franchise Connection will assume total responsibility for the recruitment of franchisees. This will include national media advertising, trade show attendance, and other forms of promotion supported by a commissioned sales staff.

In the evaluation of a prospective Franchiser, the Company will generally be guided by a number of factors, including analysis of a prospect's financial position, the experience of its management, the product, service and/or concept offered and the identification of its competitors, as well as itsability to show a profit at the franchisee level. To date, Franchise Connection has established a strategic partnership with several companies which will be the initial base franchises.
Franchise Connection receives a franchise sales commission plus has varying interests in each company ranging from full ownership to a royalty agreement. The initial base franchises include
Performance Marketing, Inc., a small business marketing and training firm wholly owned by Franchise Connection which offers a step-by-step, comprehensive, consistent marketing system that is custom designed for each client; ENCORE NAILS, a nail salon which offers women a nail covering which is attractive and durable using a revolutionary, proprietary process; HYDRO-PHYSICS, a pipe inspection service using video technology to inspect or locate underground water or sewer pipe breakages; and, FOOT LAB, a full service, compact, self contained, insole foot bed" manufacturing station which can produce a foot platform that is custom shaped to a person's foot . LARSON LEARNING CENTERS, a program of supplemental education, offering development and enrichment in all core academic subjects as well as basic skills in reading, writing and math.

Currently the principal focus of Franchise Connection, Inc. is the development of Magna Dry LLC. Franchise Connection, Inc. has formed a Colorado Limited Liability Company "Magna-Dry USA,
LLC" of which it is the sole member.  Magna -Dry USA has purchased the exclusive license to operate and franchise the Magna-Dry concept in total cleaning throughout the United States.  Franchise Connections,
Inc.  has executed a five-year license agreement with continuos two-year renewal options and has paid the master franchise fee.
Franchise Connection, Inc .has agreed to pay an ongoing license fee throughout the agreement. The principal business is the manufacturing, re-packaging, distribution and licensing of leading edge environmentally safe-cleaning services developed by Australian formulator Charles C. Borg. Franchise Connection, Inc. enjoys exclusive territorial rights to manufacture and distribute
Magna-Dry products in the United States.   Specifically, the operational
aims and proposed development plans are as follows: (1).  Increase resources for the sales and operations team and strengthen middle management to support future growth of Magna-Dry (2). Magna-Dry sub-franchising, forming synergistic services with other up-market carpet retailers, existing laundry and cleaning businesses, upholstery and soft furnishings businesses, car distributors and manufactures and rapid numerical growth of the sales and operational teams (3). Magna-Dry Area Franchising. Franchise Connection, Inc. has spent an additional $175,000 in marketing and operational development costs for its
Magna-Dry subsidiary. The Magna-Dry carpet and drape cleaning system has expanded to 22 countries around the world including the
United Kingdom, Germany, France, Belgium, the Netherlands,
Luxembourg, Italy and Asia.  Magna-Dry has over one thousand units operating internationally, which produce gross revenues in excess of $300,000,000. In many areas Magna-Dry has captured over 60% of the market. Unlike competitors using conventional wet or shampoo cleaning methods, Magna-Dry employs a revolutionary cleaning process with magnetic ionization technology that cleans faster and more efficiently. It is a proven system that is safe, fast and reliable and suitable for cleaning carpets, curtains, upholstery and mattresses of all material types.There are many firms engaged in the business of franchising small companies, and competition is fierce. Franchise
Connection believes that its particular marketing orientation (the marketing of less expensive franchises of low-entry cost businesses) combined with Johnny Wilson's experience and background will enable
it to be successful.   Franchise Connection and its subsidiaries currently
employ 2 people in full-time positions and employ others as needed.
Staff will be added only as needed, and there is a labor pool or persons with experience in the business of Franchise Connection available at a reasonable cost.


Employees

The Company s only employees are its executive officers, who devote most of their time to Company affairs, and the two employees of Franchise Connection, Inc.


Item 2.   Description of Property.

The Company occupies facilities provided at no charge by its President, Mr. Egin Bresnig in his residence; these facilities are expected to be adequate in the near term, through fiscal 1999. Franchise Connection leases from unaffiliated parties approximately 2,300 square feet of space at 10691 East Bethany Drive, Unit 800, Aurora, Colorado
80014. Management of Franchise Connection believes that these facilities will be sufficient for their needs for at least the next twelve months.


Item 3.   Legal Proceedings.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company's security holders during the fiscal year ended March 31, 1998.


                                PART  II


Item 5.   Market for Common Equity and Related Stockholder Matters.

              Market Information

The Company's outstanding Common Shares are publicly quoted and traded on the OTC Bulletin Board with the symbol ISOB. There is no assurance that an active market will arise in the Company's common shares.

Holders

The Company had 346 shareholders of record as of March 31, 1999, which does not include shareholders whose shares are held in street or nominee names.

Dividends

The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.


Item 6.   Management's Discussion and Analysis or Plan of Operation.

Business Operations

The Company's principal business operations through March 31, 1992 consisted of leasing out computers, peripheral products and software. The Company realized only nominal revenues through March 31, 1992.Due to lack of significant revenues or operations, the Company remained in the developmental stage, as defined in Financial Accounting Standards Board Statement No. 7 until fiscal year ended March 31, 1994.

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

The Company had a difficult but promising start, and the wholly owned subsidiary Iso-Block GmbH began custom home construction in Germany in the second quarter of 1995. A proof-of-concept home was built to demonstrate the Company's proprietary building system, several homes were completed for customers and others were initiated. Bigger projects were planned, some with partial financing from local governments. The weather in Germany in the fall and winter of 1995 (third and fourth quarter 1995) did turn so bad that it was practically impossible, under those circumstances, to build anything for several months. Also a very negative business climate developed in Germany with an abnormally high unemployment rate, the highest since Word
War II. The weather improved but the business climate in Germany did not. The construction industry, in general, in Germany hit bottom in 1995.

The Company had operating losses for 1995 and 1996 of approximately $1,031,000 of which the major amount was due to the very adverse business climate in Germany as outlined above.
However, in addition the previous Chairman of the Board and CEO, Mr. Josef Ratey, resident of Germany, and the Company's major shareholder did not provide the required direction and guidance. The
US side of the Company, represented by Mr. Egin Bresnig, was challenged with taking over the offices of CEO and the presidency of the Company from Mr. Josef Ratey. After this change of leadership, the Company and its new management initiated drastic action to stop the financial bleeding. The process of extraditing the Company from its overseas operations was very costly because of the archaic business practices still in place in Germany. The Company could not leave projects unfinished but rather completed them knowing that these projects would lose money. The Company explored other business opportunities in the United States. Management of the Company decided to cease all operational activities in Germany. The better part of 1996 was spent winding down and closing the German operation.

During the 1996 fiscal year, the Company discontinued its European operations because of the continuing recession in Germany and the difficulty in managing its European subsidiaries from Denver, Colorado. Iso-Block GmbH ceased operations in July, 1996. The
Company incurred dissolution expenses in ceasing operations of its two European subsidiaries of $166,000. The Company retained assets of $126,000 consisting of undeveloped property in Kehl, Germany and an account receivable for completed construction of one residential property in Germany. On December 9, 1996 the Company sold its Iso-Block GmbH subsidiary, including all liabilities and assets, to Big B Tex A.G. (CH), a Swiss company domiciled in Zurich, and the Company paid $40,000 to the buyer in addition to transferring its Iso-Block GmbH assets. Big B Tex A.G. assumed all Iso-Block
GmbH liabilities and future contingent liabilities, if any.


Results of Operations   Fiscal Year 1998

The Company realized a loss of $1,528,069 on total revenue of $188,205 for the fiscal year ended March 31, 1998. As of March 31, 1998 the Company had accumulated a deficit since inception of $2,885,509. The loss realized was primarily due to an extra ordinary item , related to the non performance of the "German Grundschulden" (mortgages) which are being presented for foreclosure and the construction costs for the homebuilding activities and costs associated with the beginning operations of Franchise Connection and the initial development of Magna-Dry LLC.

Results of Operations  - Fiscal Year 1997

The Company realized a loss of $348,921 on total revenue of $46,228 for the fiscal year ended March 31, 1997. As of March 31, 1997, the Company had accumulated a deficit since inception of $1,357,440. The loss realized was primarily due to beginning operations in the U.S., the closing of operations in Germany and general and administrative expenses incurred to date.

Liquidity and Capital Resources

Cash totaled $302,931 at March 31, 1997 compared with $4,234 at
March 31, 1998. The $298,697 decrease in cash was primarily from operating activities. As of March 31, 1998, the Company had raised $50,000 from the sale of its common shares and $335,360 in notes payable related to the residential home building construction. The Company considers its startup franchise business to be dependent upon its ability to raise money from the sale of its stock and or complete the sale of its residential home.


Income Taxes and Net Operating Losses

At March 31, 1998, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $2,885,509, which are available to offset future taxable income. These NOL's expire through 2005.


Plan of Operation

The Company intends to continue as general contractor in the United
States and has purchased two residential building sites in the Outlook subdivision in Broomfield, Colorado, located approximately five miles northwest of Denver, Colorado, The Company had the capacity to build at least one speculative house at a constructed retail price of $285,000. Construction was started June1997 and completed April 14, 1998. The house will be offered to the public for sale May 1, 1998. When the first residential house is sold, the Company will soon begin construction on its second building site. The Company expects to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado. According to the March 7, 1997 issue of The Rocky Mountain News "SunMicrosystems' $200 million planned research and development campus in Broomfield, Colorado already has helped jump-start the metro area's home building activity." One of the strongest areas of the Denver Metro home construction industry is expected to be Broomfield, Colorado, thanks to SunMicrosystems, which will create 4,000 jobs at an average salary of $70,000. The Company is positioned correctly to take advantage of this growth by establishing itself as general contractor in Broomfield. If the Company realizes its profit goals by completing the first two speculative homes then it intends to become a developer of housing projects. Even though the current management of the Company has limited building experience the availability of professional construction consultants should provide the necessary guidance to the Company. Management believes it will be successful in raising additional capital required to become a meaningful player in the Broomfield and Metro Denver housing construction market.

The Company is very excited about its completion of ownership of The Franchise Connection, Inc. because of the importance of franchising in today's economy. Franchising has been responsible for over 35% of the United State's total retail sales in the 1990s and is projected too grow to over 50% of all retail sales in the twenty-first century. Franchising has proved to be an outstanding method of distribution and market penetration. Established franchise organizations are growing by 11% annually and service related and business format franchises are growing by 39% annually. Franchising has added two million jobs to the US economy the past ten years. The Franchise Connection, Inc. intends to capitalize on this predominate and enormous growth trend by exploiting its franchise expertise in conjunction with viable, talented entrepreneurs whom know and understand their business. These business owners work diligently to insure that their business will be successful and that it maintains its strong niche that can be duplicated on a national and/or international scale through franchising. By working in a "partnership" relationship with The Franchise Connection, Inc., these entrepreneurs can continue to make their business ever better while using The Franchise Connection, Inc. to recruit franchises and expand their concept globally. Using this strategic alliance, marketing costs, administration costs, and legal expenses can be controlled and, thus, general overhead can be reduced. The Franchise Connection's corporate objective is to acquire successful business concepts and via franchise sales to multiply its revenues over the next three years. The Franchise Connection, Inc. has formed alliances with the following companies; each representing a successful prototype and possessing a unique position in their industry. They all have a proprietary product with the ability to dominate their market if expanded rapidly. The concepts are very teachable, have a universal consumer base and have very affordable entry investment. Each one has management in place with the technical expertise to operate the business. With the franchising knowledge and marketing know-how of the Franchise
Connection they all have the ability to exceed five hundred units in a reasonable period of time. The demand has never been higher to get into business. The opportunity seeker is more knowledgeable and seeking more than just buying a job.

Performance Marketing, Inc. offers marketing and training services to small businesses that are custom designed to fit the client and his budget.  Performance Marketing offers a proprietary
product," The Living Marketing Manual" featuring an annualized marketing blueprint that gets guaranteed results. With more than 22.5 million businesses currently operating the US and an additional
800,000 new businesses starting up every year the marketing
niche for this business is unlimited. Performance Marketing has a letter of intent to provide marketing product to be made available for distribution by a network of over 500 representatives. Encore Nails is an upscale nail studio in the fast growing nail beautification industry. It uses a revolutionary, proprietary process to offer clients attractive, durable, environmentally safe, and technologically advanced nail coverings. The product was tested for four years in a very successful studio prior to being offered outside the control market. A new unit opened in March, 1997 to serve as a prototype unit and has proved to be successful.  With the growth in the nail industry exploding, Encore Nails is on the leading edge. Franchise Connection has acquired the franchise rights which includes a 40% ownership of
Encore Nails and 50% of all franchise fees and has a letter of intent to joint venture the franchising with financial partners who will have day to day operation responsibility. Hydro-Physics is the first of its kind, national video pipe inspection service franchise that saves commercial and residential customers thousands of dollars in unnecessary repair cost. The company utilizes a self-contained portable state-of the-art video technology to identify, locate, and verify underground pipeline problems. The market is wide-open with limited competition. Hydro-Physics has a five-year history of profitability. By using technology in insure portability with the ability to inspect 3-inch pipes by a one-man crew the concept has wide appeal.
The company has in operation two franchises (Idaho and Missouri).
Franchise Connection has the exclusive marketing rights and receives
25% of royalty over five years with a conversion factor to own 30% of
the parent company.   It is expected that five new units will be opened
over the next 12 months. Footlab is a full service, compact, self-contained foot insole manufacturing station that produces hand-make custom shaped foot support inserts from a variety of materials depending on the intended use in less that five minutes. Re-designed from a 25 year old invention from Switzerland and in use in the winter ski industry for many years this concept can be located in athletic footwear stores, sporting good stores, golf pro shops, and department stores. With approximately 90 % of the 275 million US and Canadian population needing foot inserts the market is very large. The operating units require less than 20 sq. feet, which opens up many avenues of opportunity. Franchise Connection is the franchisor and owns 100% of Footlab with a contract to pay 10% royalty fees to the founder who also has the responsibility to provide all research and development of product. LARSON LEARNING CENTERS, a program of supplemental education, offering development and enrichment in all core academic subjects as well as basic skills in reading, writing and math.

The principal business of MAGNA-DRY LLC is the manufacturing, re-packaging, distribution and licensing of leading-edge environmentally safe cleaning services developed by Australian formulator Charles C. Borg. Franchise Connection, Inc. enjoys exclusive territorial rights to manufacture and distribute Magna-Dry products in the United States. Specifically, the operational aims and proposed development plans are as follows: (1). Increase resources for the sales and operations team and strengthen middle management to support future growth of Magna-Dry (2). Magna-Dry sub-franchising, forming synergistic services with other up-market carpet retailers, existing laundry and cleaning businesses, upholstery and soft furnishings businesses, car distributors and manufactures and rapid numerical growth of the sales and operational teams (3). Magna-Dry Area Franchising. Franchise Connection, Inc. has spent an additional $175,000 in marketing and operational development costs for its Magna-Dry subsidiary.
Currently, Magna-Dry LLC has franchise operations in Denver, Colorado, Reno, Nevada, Memphis, Tennessee and Winnipeg, Canada. Additional locations are scheduled for Seattle, WA, which should be in operation, by June 1, 1998.

The Magna-Dry carpet and drape cleaning system has expanded to 22 countries around the world including the United Kingdom, Germany, France, Belgium, the Netherlands, Luxembourg, Italy and Asia.
Magna-Dry has over one thousand units operating internationally that produce gross revenues in excess of $300,000,000. In many areas
Magna-Dry has captured over 60% of the market. Unlike competitors using conventional wet or shampoo cleaning methods, Magna-Dry employs a revolutionary cleaning process with magnetic ionization technology that cleans faster and more efficiently. It is a proven system that is safe, fast and reliable and suitable for cleaning carpets, curtains, upholstery and mattresses of all material types.


Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems


The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company presently leases one computer hardware and related software. The Company also uses services from other company's and does believe that all related computers are Year 2000 compliant.

Computer Hardware

The Company believes that the one leased computers hardware is Year 2000 compliant.


Computer Software

The Company believes that the one leased computers software is Year 2000 compliant.


Operating Equipment

The Company does not own any related operating equipment.


Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Company continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Company has banking relationships all of which have indicated their compliance efforts will be complete before July 1999. The
Company's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by August
1, 1999.

The Company does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant.

Management does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Company. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project is $0. To date, the Company has incurred $0 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0 is attributable to the purchase of new software and operating equipment.

Risks Associated with the Year 2000

Management believes it has no risk associated with the Year 2000.


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



Name                  Age    Position                          Since
----                 -----   ----------                        ------
Egin Bresnig          63    Director, (since Dec. 1993)         June 1995
                             President,
                             Chief Executive Officer

Dean Wicker           59    Director and Secretary              June 1995
                             (since Dec. 1993),
                             Chief Financial and
                             Accounting Officer

Johnny M. Wilson      56    Director                            June 1997


The following is a brief account of the business experience during at least the past five years of each director and executive officer, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Egin Bresnig.  Mr. Egin Bresnig was raised and educated in Austria.
He has a doctor degree in Physical Education and Modern Languages from the Karl Franzens University in Graz, Austria. He has been a resident in the USA for over 37 years. Mr. Bresnig spent many years in the winter ski industry as a ski school owner, business owner, importer of equipment and clothing. He has been a real estate developer in Colorado ski resort areas and has had 18 years experience in the financial securities industry. He was a licensed securities broker, branch manager, director of European operations, national sales manager and the president of various investment banking firms. For several years he owned his own branch office with up to 25 brokers. Mr. Bresnig was the successful owner and president of a NASD member firm. He is fluent in several European languages. He is an officer and director of East Slope Funding Corp., a Colorado financial consulting firm, Eurous Funding, Inc. a Colorado public relations firm, Eurous Investments
Holding Company, a non-active Colorado corporation , Arista
Corporation, a non-active Colorado company and REWIPAC
Worldwide Corporation, a non-active Nevada company.

Dean Wicker. Dean Wicker has lived in the Denver, Colorado area for 44 years. He graduated from the University of Colorado, Boulder, CO in 1961 with a BA degree in American History. He has done advanced degree work in financial accounting and merger and acquisition negotiations. Mr. Wicker was the youngest Public Finance negotiator in the Rocky Mountain region with the New York Member firm, J.A.
Hogle and CO. He changed careers in 1967 by developing retail winter sports and apparel operations until 1981. Mr. Wicker reentered the security industry with the position of Senior Institutional Sales with George K. Baum and Co., Member of the New York Stock Exchange.
In 1984 he became a vice-president and Partner of Boettcher and Co., Inc., Member of the New York Stock Exchange and then, the largest investment banking firm in the western United States. In 1991 he became an independent financial consultant specializing in merger and acquisitions. He is an officer and director of East Slope Funding Corp., a Colorado financial consulting firm, Eurous Funding, Inc., a Colorado public relations company, Eurous Investments Holding Company a non-active Colorado corporation, Arista Corporation, a non-active Colorado company, and REWIPAC Worldwide Corporation, a non-active Nevada company.

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

Item 10. Executive Compensation.

Cash Compensation and Compensation Pursuant to Plans

For the fiscal year ended March 31, 1998, Mr. Egin Bresnig, CEO and Mr. Dean Wicker, Secretary received cash compensation of $45,000 and $42,500 respectively for the fiscal year and reimbursement of out-of-pocket expenses incurred on behalf of the Company. The Company does not have in effect any pension, profit-sharing, stock appreciation or bonus plans. The Board of Directors authorized a Medical Insurance Plan for its President, Mr. Egin Bresnig, effective January 3, 1997. Other benefit plans are described below.

Employee Stock Compensation Plan

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

Compensatory Stock Option Plan

The Company has adopted the 1993 Compensatory Stock Option Plan for officers, employees, potential key employees, non-employee directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 1,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO
Plan is intended to qualify as an "incentive stock option" plan under
Section 422 of the Internal Revenue Code of 1986, as amended.
Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase Common Stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the Common Stock on the date of the exercise. The Board of Directors or a Compensation Committee of directors will administer the CSO Plan. Subsequent to year-end, an aggregate of 600,000 common shares subject to purchase under options has been granted under the CSO Plan.
See Item 11 below.


COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information regarding compensation paid to the Company's Chief Executive Officer and Secretary during the last two fiscal years. The CEO's total annual salary and bonus did not exceed $100,000, nor did that of any other executive officer.



SUMMARY COMPENSATION TABLE

Long-Term Compensation
--------------------------------

                   Annual Compensation                 Awards      Payouts

  (a)       (b)    (c )   (d)    (e)     (f)       (g)     (h)       (i)

Name and                              Restricted  No. Of    $         All
Principal                                Stock   Ops &     LTIP     Other ($)
Position   Year  Salary  Bonus  Other  Awards ($)  SARs   Payouts    Comp.
---------  ----  ------  -----  -----  ----------  ----   -------    ------
Egin
Bresnig
CEO        1998 $45,000   -0-    N/A     -0-
           1997 $47,500   -0-    N/A     -0-

Dean
Wicker
CFO,
Sec.       1998 $42,500   -0-    N/A     -0-
           1997 $47,500   -0-    N/A     -0-



OPTIONS GRANTED DURING THE 1997 FISCAL YEAR

Individual Grant
--------------------

(a)            (b)              (c )             (d)                 (e)

            Number of    % of Total Options
            Securities       Granted To
            Underlying        Employees     Exercise or Base
Name     Options Granted   in Fiscal Year   Price ($ / Share)  Expiration Date
----     ---------------   ---------------  -----------------  ---------------
Egin
Bresnig        -                 -                  -                 -

Dean
Wicker         -                 -                  -                 -



OPTIONS EXERCISED IN LAST FISCAL YEAR and FISCAL YEAR-END OPTION VALUES


(a)          (b)            (c )          (d)                (e)

                                        Number of             $
                                        Securities         Value of
                                        Underlying       Unexercised In-
                                       Unexercised        The-money
          Number of                   Options at FY     Options at FY
      Shares Acquired       $       End Exercisable/   End Exercisable/
Name     on Exercise  value Realized  Unexercisable      Unexercisable
----     -----------  --------------  -------------      -------------
Egin
Bresnig     None           None       200,000 / None      None / None

Dean
Wicker      None           None       200,000 / None      None / None


The Company has no stock appreciation rights (SAR) plan in place and has not awarded SAR's to any person. The Company has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended
March 31, 1998, the Company did not amend or re-price the exercise price of any stock options granted to any executive officer.


Other Compensation

Mr. Helge Seidel, the former General Manager of Iso-Block GmbH, was issued 200,000 shares of common stock for services rendered and other consideration valued at $130,000.


Compensation of Directors

No person was compensated by the Company for serving as a director during the fiscal year ended March 31, 1998. While no such compensation is currently anticipated, the Company believes that directors in the future will be paid for serving on the Board of Directors and on committees of directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a)(b) Security Ownership. The following table sets forth as of April 1, 1998, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

                   Name and Address                   Amount & Nature of
Title of Class    Of Beneficial Owner                Beneficial Ownership
--------------    -------------------                --------------------
Common Stock      * Egin Bresnig
no par value        8037  So. Datura Street
                    Littleton,
                    Colorado 80120                          356,500

SAME              * Dean Wicker
                    5176 East Davis Drive
                    Littleton, Colorado 80122               367,500

SAME              * Johnny M. Wilson
                    1885 S. Evanston
                    Aurora, Colorado 80012                  462,500

SAME                Cilla Berndt
                    Mering, Germany                         291,128

SAME                Paul Schneider
                    Klingstepen 12
                    D-31688 Wipperfurth,
                    Germaany                                600,000

SAME                John D. Brasher
                    90 Madison Street, Suite 707
                    Denver, Colorado 80206                  165,000

*  All officers and directors
This does not include any options granted, only shares issued.


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

A total of 787,500 of the 1,737,500 cancelable shares have been physically cancelled. The 650,000 shares of Ratey to be cancelled and the 300,000 shares transferred to two individuals have by action of the Company's board of directors been cancelled and are reflected as such on the Company's records of stock transfer and registry, but have not yet been physically cancelled. The 250,000 shares to Josef Ratey were never issued nor were the options to buy 240,000 shares at $ 0.80, because Mr. Josef Ratey has failed to surrender the physical shares according to the settlement agreement. The certificates evidencing these shares will be physically cancelled when received by the Company.

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


Exchange Agreement

In January, 1997 the Company completed an Exchange Agreement and
Plan of Reorganization for the purchase of 100% ownership of Franchise Connection, Inc., a Colorado corporation and its wholly owned subsidiary Brilliant Marketing, Inc. In full payment for the control shares of Franchise Connection, Inc., and Brilliant Marketing, Inc. the Company issued and delivered the shareholders an aggregate of Five Hundred Thousand (500,000) shares of the authorized but unissued shares of Iso Block Products USA, Inc.'s common stock and One Million Five Hundred Thousand (1,500,000) shares of the Series 1996 Non-Voting Convertible Preferred Stock subject to adjustment as outlined below. The preferred Exchange Shares shall be convertible into shares of the no-par value common stock of the Company three (3) years from the date of issuance at the following conversion rate:

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

Pursuant to the Letter of Intent, ISO BLOCK advanced to Franchise Connection an aggregate of $50,000 to be used as working capital. Additionally, under the terms of the Exchange Agreement and Plan of Reorganization ISO BLOCK will over the twelve months (12) following the Closing make available to Franchise Connection an aggregate of an additional $300,000, subject to adjustment, to be advanced monthly. Such funds will be advanced within five (5) days prior to the month in which needed upon written request of Franchise Connection, which shall specify the amount needed and general use intended. Such amounts shall be loaned to Franchise Connection on customary commercial terms. As of April 7, 1998 a total of $395,530 had been advanced to Franchise Connection.


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

Otherwise, there were no transactions, or series of transactions, for the fiscal year ended March 31, 1998, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than as described above or elsewhere in this report.

                              TABLE OF CONTENTS


                                                                     PAGE


INDEPENDENT AUDITORS REPORT                                             1

CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS

     Balance Sheet.                                                     2
     Statement of Operations                                            3
     Statement of Shareholder's Equity                                  4
     Statement of Cash Flows                                            5
     Notes to Financial Statements                                  6 - 12




                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
ISO BLOCK PRODUCTS USA, INC.


I have audited the accompanying consolidated comparative balance sheet of ISO Block Products USA, Inc., as of March 31, 1997 and 1998 and the related consolidated comparative - statements of operations, shareholder's equity and cash flows for the years then ended. These consolidated comparative financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated comparative f financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated comparative financial statements referred to above, present fairly, in all material respects, the financial position of ISO Block Products USA, Inc., at March 31, 1997 and 1998 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

 /s/ R. Scott Hall
     R. Scott Hall, CPA

April 16, 1999
Castle Rock, Colorado



                                      Page 1


                       ISO BLOCK PRODUCTS USA, INC.
                   CONSOLIDATED COMPARATIVE BALANCE SHEET


                      ASSETS                          March 31,
Current Assets                                   1997          1998
--------------                                   ----          ----
Cash                                         $302,931        $4,234
Accounts receivable-officer                     2,000         2,000
Accounts receivable- trade                          -       135,850
Mortgage receivable                         1,176,590        16,200
Inventory-work in progress                     72,033       235,494
                                          -----------    ----------
   Total Current Assets                     1,553,554       393,778

Property & Equipment
----------------------------
Office equipment                                2,860         9,071
Vehicle                                             -        14,273
Less: accumulated depreciation                   (179)       (2,333)
                                          -----------    ----------
   Net Property & equipment                     2,681        21,011

Other Assets
---------------
Deposits                                            -         2,551
Franchise & License                                 -       114,233
                                          -----------    ----------
   Total Other Assets                               -       116,784

TOTAL ASSETS                               $1,556,235      $531,573


          LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
----------------------
Accounts payable                                8,780        81,381
Payroll taxes payable                           4,639             -
Notes payable                                       -       310,360
Accrued Interest payable                            -        14,349
Capitalized lease payable                           -         3,838
                                           ----------    ----------
   Total Current Liabilities                   13,419       409,928

Stockholders' Equity
-------------------------
Preferred Stock, No Par Value,
   10,000,000 Shares Authorized,
   1,448,610 and 116,370 Shares
   Outstanding, respectively                1,427,700       114,690
Common Stock, 50,000,000 Shares
   Authorized, 2,070,821 and
   4,128,046 Shares Outstanding,
   respectively                             1,472,556     2,867,464
Accumulated deficit                        (1,357,440)   (2,860,509)
                                           ----------    ----------
   Total Stockholders' Equity               1,542,816       121,645

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                     1,556,235       531,573

The accompanying notes are an integral part of these financial statements.



                              Page F-2


                      ISO BLOCK PRODUCTS USA, INC.
                      CONSOLIDATED COMPARATIVE
                        STATEMENT OF OPERATIONS

                                                   March 31,
INCOME                                        1997           1998
------                                        ----           ----
Sales                                      $15,289       $190,867
Interest Income                             30,939         22,338
                                        ----------    -----------
   Total Income                             46,228        213,205

Operating Expenses
------------------------
General and Administrative                 304,812        562,337

Income (loss) From Operations             (258,584)      (349,132)

Other Extraordinary Income (loss)
---------------------------------
Loss From Disposal of Subsidiary           (90,337)             -
Mortgage Bad Debts                               -     (1,153,937)
                                        ----------   ------------
   Net Loss                              $(348,921)   $(1,503,069)

Loss Per Common Share                       $(0.17)        $(0.39)

Weighted Average Shares                  2,070,821       3,854,730



The accompanying notes are an integral part of these financial statements.

                              Page F-3



                    ISO BLOCK PRODUCTS USA, INC.
               CONSOLIDATED COMPARATIVE STATEMENT OF
                       STOCKHOOLDERS' EQUITY

                Preferred              Common          Accum-
                  Stock                 Stock           Lated
             Shares    Amount     Shares      Amount   Deficit      Total
Balance at   ------    ------     ------      ------   -------      -----
April 1,
1996        924,000  $739,200  3,185,821  $1,436,055 $(831,889) $1,343,366

Issue of
Preferred
Shares     524,610    688,500                                      688,500

Issue of
Common
Stock                            622,500      36,000                36,000

Foreign
Exchange
 (loss)                                               (158,692)   (158,692)

Retirement
of Common
Stock                         (1,737,500)          -                     -


Acquisition
of Sub-
sidiaries                                        501   (17,938)    (17,437)

Net (loss)
of Year          -          -           -          -  (348,921)   (348,921)

Balance at
March 31,
1997     1,448,610  1,427,700   2,070,821  1,472,556 (1,357,440) 1,542,816

Issue of
Preferred
Shares      32,370     31,898                                       31,898

Issue of
Common
Shares                           419,299      50,000                50,000

Conversion
of Preferred
Shares to
Common
Shares  (1,364,610) (1,344,908)1,364,610   1,344,908                     -

Net (loss)
for Year         -           -         -           - (1,503,069) (1,503,069)

Balance at
March 31,
1998       116,370    $114,690 3,854,730 $2,867,464 $(2,860,509)   $121,645


The accompanying notes are an integral part of these financial statements.


                                   Page F-4

                        ISO BLOCK PRODUCTS USA, INC.
                        CONSOLIDATED COMPARATIVE
                          STATEMENT OF CASH FLOWS

                                                       March 31,
Cash Flow From Operating Activities               1997             1998
------------------------------------              ----             ----
Net Income (loss)                            $(348,921)     $(1,503,069)
    Depreciation                                    36            2,154
    Loss on disposition of equipment             2,128                -
    Accounts receivable- trade                       -         (135,850)
    Mortgages receivable                       159,034        1,160,390
    Inventory-work in process                  (72,033)        (163,461)
    Deposits                                         -           (2,551)
    Accounts payable                             6,737           67,962
    Accrued interest-payable                         -           14,349
                                            -----------     ------------
         Net Cash Used in Operating
            Activities                          46,228         (560,076)

Cash Flows Investing Activities
-------------------------------
Purchase of Property & Equipment                (2,717)         (20,484)
Purchase of Franchise & License Rights               -         (114,233)
                                            -----------     -------------
         Net Cash Flows From
            Investing  Activities               (2,717)        (134,717)

Cash Flows From Financing Activities
------------------------------------
Proceeds From Preferred Stock                  688,500           31,898
Proceeds From Common Stock                      36,501           50,000
Proceeds From Notes Payable                          -          310,360
Proceeds From Capitalizeed Lease                     -           14,871
Payments on Capitalized Lease                        -          (11,033)
Acquisition-retained earnings (deficit)        (17,938)               -
Foreign Exchange Gains (losses)               (158,692)               -
                                            -----------      -----------
   Net Cash Provided by (used in)
       Financing activities                    548,371          396,096

Net Increase (decrease) in Cash                292,635         (298,697)

Cash-Beginning of Year                         $10,296         $302,931

Cash-End of Year                              $302,931           $4,234


The accompanying notes are an integral part of these financial statements.

                                 Page F-5

                      ISO BLOCK PRODUCTS USA, INC.
                         NOTES TO CONSOLIDATED
                   COMPARATVIE FINANCIAL STATEMENTS
              For the Years Ended March 31, 1997 and 1998



NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

          Company Description

The Company was incorporated on April 28, 1986 under the laws of the State of Colorado under the name of Champion Computer Rentals, Inc. The Company's Articles of Incorporation were amended to change the name of the corporation to ISO Block Products USA, Inc. from Champion Computer Rentals, Inc. effective on September 21, 1994.


          Settlement Agreement

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

                           ISO BLOCK PRODUCTS USA, INC.
                               NOTES TO CONSOLIDATED
                         COMPARATVIE FINANCIAL STATEMENTS
                    For the Years Ended March 31, 1997 and 1998


          Franchising Operations

Effective January 24, 1997, ISO acquired 100% stock of Franchise
Connection, Inc. and its wholly owned subsidiary Brilliant Marketing, Inc. The Acquisition was accounted for as a purchase by ISO and the accompanying financial statements present historical results of ISO and include Franchise Connection, Inc. and Brilliant Marketing, Inc.
activities from the effective date of the acquisition.

Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company plans to form strategic partnerships with prospective or existing franchise operations (Franchisors) under which it will provide them with marketing and sales services plus business and legal services in return for an equity interests in, and / or a portion of their royalties. It is targeting private companies, which are seeking to franchise expertise or financial capacity to successfully engage in franchising. The Company will offer comprehensive franchise marketing and consulting services to its franchisor companies including operations, personnel, management training, legal and financial advice. In addition, Franchise Connection will assume total responsibility for the recruitment of franchisees. This will include national media advertising, trade show attendance and other forms of promotion.

In the evaluation of a prospective Franchisor, the Company will generally be guided by a number of factors, including analysis of a prospect's financial position, the experience of its management, the product or service and / or concept offered and the identification of its competitors, as well as its ability to show a profit at the franchisee level. To date, Franchise Connection has established a strategic partnership with several companies which will be the initial base franchises. Franchise Connection receives a franchise sales commission plus has varying interest in each company ranging from full ownership to a royalty agreement. The initial base franchises include Performance Marketing, Inc., a small business marketing and training firm wholly owned by Franchise Connection which offers a step-by-step, comprehensive, consistent system that is custom designed for each client; Encore Nails, a nail salon which offers women a nail covering which is attractive and durable using a revolutionary, proprietary process; Hydro-Physics, a pipe inspection service technology to inspect or locate underground water and sewer pipe breakages; Foot Lab, a full service, compact, self contained, insole foot bed manufacturing station which can produce a foot platform that is custom shaped to a person's foot; and Larson Learning Centers, a program of supplemental education, offering a development and enrichment in all core academic subjects as well as basic skills in reading, writing and math.

Currently, Franchise Connection, Inc. is in the development of Magna Dry, LLC. Franchise Connection, Inc. has formed a Colorado Limited Liability Company, Magna-Dry USA, LLC of which it is the sole member. Magna-Dry USA has purchased the exclusive license to operate and franchise the Magna-Dry concept in total cleaning throughout the United States. Franchise Connection, Inc. has executed a five year license agreement with continous two year renewal options and has paid the master franchise fee. Franchise Connection, Inc. has agreed to pay an ongoing license fee throughout the agreement. The principal business

                       ISO BLOCK PRODUCTS USA, INC.
                           NOTES TO CONSOLIDATED
                     COMPARATVIE FINANCIAL STATEMENTS
                For the Years Ended March 31, 1997 and 1998


is the manufacturing, re-packaging, distribution and licensing of leading edge environmentally safe cleaning services developed by Australian formulator Charles C. Borg. Franchise Connection, Inc.
enjoys exclusive territorial rights to manufacture and distribute
Magna-Dry products in the Unites States. Unlike competitors using conventional wet or shampoo cleaning methods, Magna-Dry employs a cleaning process with magnetic ionization technology that cleans faster and more efficiently. It is a proven system that is safe, fast and reliable and suitable for cleaning carpets, curtains, upholstery and mattresses of all material types.


          Settlement Agreement

The Company and its President, Egin Bresnig, had been named as defendants in Texas Finance, Incorporated v. ISO Block Products USA,
Inc., et al, filed in the United States District Court for the District of Colorado, Civil Action No.96-WM-1961. On October 7, 1997, Texas
Finance Incorporated and ISO Block Production USA, Inc. et al entered into a settlement agreement in which the Company agreed to pay part of plaintiff's attorney fees of $5,000 and additionally to issue plaintiff et al shares of the Company's restricted common stock. On October 9, 1997, the United States Districts Court for the District of Colorado issued Notice of Dismissal. The case was dismissed with prejudice, with each of the parties bearing its own costs and attorney fees.
The Company is not subject to any pending or threatened legal proceedings.


          Consolidation

The financial statements include the accounts of ISO and its wholly-owned subsidiaries Franchise Connection, Inc.,, Brilliant
Marketing, Inc., and Magna Dry, Inc. All significant inter-company balances have been eliminated in consolidation.

          Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of mortgages receivable.

The Company's mortgages receivable are concentrated in German real estate and are concentrated in a limited number of borrowers. The mortgages are from high quality entities and secured by high value real estate to limit the Company's exposure to concentrations of credit risk.

The Company's mortgages receivable are classified as available for sale as the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are reported at fair value with unrealized gains and losses reported as a.net amount as a separate component of stockholders' equity.

                        ISO BLOCK PRODUCTS USA, INC.
                           NOTES TO CONSOLIDATED
                      COMPARATVIE FINANCIAL STATEMENTS
                 For the Years Ended March 31, 1997 and 1998



During 1998, the Company began foreclosure proceedings in Germany on most of its mortgages receivable. Although legal counsel handling the case for the Company believes that a favorable outcome will be reached, no one can say when or if all of the approximately $1,153,000 will be recovered. Therefore the Company has decided to treat the mortgages as bad debts until such time as the foreclosure has been settled.


          Cash

All amounts are stated in U.S. dollars.


          Property & Equipment

Property & equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets.


          Income Taxes

The Company has no current or deferred income tax liability due to accumulated losses during the development stage- The Company has not operating losses totaling $1,357,440 and $2,860,509, respectively, which are available to offset future taxable income. These NOL's expire through 2005.


          Foreign Currency Translation

The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in stockholders, equity.


          Income (Loss) Per Common Stock

Income (loss) per common share is based upon the weighted average number of common shares outstanding during each period.

                       ISO BLOCK PRODUCTS USA, INC.
                           NOTES TO CONSOLIDATED
                     COMPARATVIE FINANCIAL STATEMENTS
                For the Years Ended March 31, 1997 and 1998


NOTE 2.   STOCKHOLDERS' EQUITY

Effective December 31, 1993, the Company adopted a 1993
Compensatory Stock Option Plan with 500,000 common shares reserved for issuance and a 1993 Employee Stock Compensation
Plan with 1,000,000 common shares reserved for issuance. No options or shares have been granted under either plan,


NOTE 3.   NOTE RECEIVABLE - OFFICER

The Company loaned the President of the company, Egin Bresnig, $2,000.00. The note bears interest at 6% per annum and is due on March 1, 1999.


NOTE 4.   INVENTORY WORK IN PROCESS

Inventory is recorded at cost, on a first-in, first-out basis. Inventory consists of two lots and construction costs located in Broomfield, Colorado where the Company is constructing one home.


NOTE 5.   NOTES PAYABLE

The Company has executed various notes payable with interest at 15% per annum payable to Mr. Hal Schavet. The notes are due upon completion of the house under construction by the Company in Broomfield, Colorado. The notes are secured by property and house. The balance outstanding at March 31, 1998 was $135,000.

On December 1, 1997, The Company executed a promissory note payable with interest at 3.5% per annum payable to Mr. Hal Schavet and Phyllis Schavet. The Company commits to the payment of $50,000 of the first $125,000 received from the sale of any country, area or local Magna-Dry franchises as principal payment. The Company also commits to the payment to the Payee of 10% of the net proceeds received from the sale of any country, area or local Magna-Dry
Franchise until these payments total 20% or $20,000 which shall be designated as interest payments. After such event, the Promisor commits to the payment of 5% of the net proceeds received' from the sale of any country, area or local Magna-Dry franchise until these payments total 10% or $10,000 which shall be designated as interest payments. The note is due in full on or before November 30, 1998.

The Promisor shall retain Payee as a Financial Consultant for a minimum of twelve months and shall pay a financial consultant fee of $250 per month.

                        ISO BLOCK PRODUCTS USA, INC.
                            NOTES TO CONSOLIDATED
                      COMPARATVIE FINANCIAL STATEMENTS
                 For the Years Ended March 31, 1997 and 1998



The Promisor shall issue to Payee, Options to purchase 50,000 shares of ISO Block Products USA, Inc. common stock (restricted under Rule 144 as designated by the United States Securities and Exchange
Commission) at an option price of $.80 per share.

The total principal outstanding at March 31, 199B was $100,000.

On October 6, 1997, the Company signed a promissory note payable to Elaine Wicker with interest payable at 20% per annum. The note is secured by the house and lot the Company is constructing in Broomfield, Colorado. The note is due upon the completion and sale of the house. The balance outstanding at March 31, 1998 was $25,000.

On October 1, 1997, the Company signed a letter of agreement payable to Elaine Wicker. The letter of agreement provides that for the advance sum of $25,000 to Magna-Dry, USA, LLC, Magna-Dry USA, LLC will be obligated to paying to Elaine Wicker 50% of any franchise fees received by Magna-Dry USA, LLC until the total amount of $25,000 is repaid.

Magna-Dry USA, LLC also grants to Elaine Wicker an interest equal to 50% in any franchise operated by Magna-Dry USA, LLC in the greater Denver Metro Area.

The Company has executed two notes payable to Ada Wilson totaling
$50,360 payable with interest at 15% per annum.

Total notes payable at March 31, 1998 $310,360.



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

2.0  Plan of Acquisition, Reorganization, Arrangement, Liquidation or
       Succession

2.1  Agreement and Plan of Reorganization dated March 28, 1994
       (incorporated by reference to Exhibit 2.1 to Form 8-K dated March
       28, 1994).....................................................   *

 3.0 Articles and Bylaws

3.1  Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to registration statement on Form S-18 of
       Champion Computer Rentals, Inc., file no. (33-23257-D).........  *

3.3  Bylaws of the Company (incorporated by reference to Exhibit on
       Form 10-KSB for fiscal  year ended  1993)......................  *

3.4  Certificate of Amendment and Restatement to Articles of
       Incorporation (incorporated by reference to Exhibit 3.4 to Form
       8-K dated February 10, 1994)...................................  *

3.5  Certificate of Amendment to Articles of Incorporation, changing the Company's name to Iso-Block Products USA, Inc.
       (incorporated by reference to Exhibit 2  to registration
       statement on  Form 8-A, file no. 0-25810)......................  *

3.6  Certificate of Designation Establishing Series A, Non-Voting
       Convertible Preferred Stock, as filed with the Colorado Secretary of State on May 19, 1995 ......................................  1

3.7  Certificate of Designation Establishing Series B, Non-Voting
       Convertible Preferred Stock, as filed with the Colorado Secretary of State on May 26, 1995 ......................................  1

3.8  Certificate of Amendment to Certificate of Designation
       Establishing Series C, Non-Voting Convertible Preferred Stock, as filed with the Colorado Secretary of State on June 26,
       1995..........................................................   1

3.9 Certificate of Designation Establishing Series 1996, Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit
       3.1 to Form 8-K dated January 24, 1997).......................   *

4.0  Instruments Establishing Rights of Security Holders

4.1  Specimen common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to registration statement on Form S-18
       of Champion Computer Rentals, Inc., file no. 33-23257-D)......   *

4.2  Specimen Series A, Non-Voting Convertible Preferred Stock
       certificate...................................................   1

4.3  Specimen Series B, Non-Voting Convertible Preferred Stock
       certificate ..................................................   1

4.4  Specimen Series C, Non-Voting Convertible Preferred Stock
       certificate...................................................   1

4.5  Specimen Series 1996, Non-Voting Convertible Preferred  Stock
       certificate ..................................................   1

10.0   Material Exhibits

10.1   1993 Compensatory Stock Option Plan (incorporated by
         reference to Exhibit 10.1 to Form 8-K dated February 10,
         1994)........................................................  *

10.2   1993 Employee Stock Compensation Plan (incorporated by
         reference to Exhibit 10.2 to Form 8-K dated February 10,
         1994)........................................................  *

10.3 Settlement Agreement dated November 19, 1996 (incorporated by reference to Exhibit 10 to Form 8-K dated November 22,
         1996)........................................................  *

10.4  Stock Option dated November 19, 1996 (incorporated by
         reference to Exhibit 4 to Form 8-K dated November 22,
         1996)........................................................  *

10.5  Exchange Agreement and Plan of Reorganization dated December
         27, 1996 (incorporated by  reference to Exhibit 2.1 to Form 8-K dated January 24, 1997)......................................  *

10.6  Employment Agreement dated December 27, 1996
         (incorporated by reference to Exhibit 10.1 to Form
         8-K dated January 24, 1997)..................................  *


EX-27   FINANCIAL DATA SCHEDULE

   * - Incorporated by reference to another registration statement, report or document.

   1 - Includes Exhibits filed as part of this Report.


     (b)    Reports on Form 8-K.

               None.



     (c )   Financial Statements.

               The index to the financial statements appears at page F-1.



                           SIGNATURES


   In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.



                                         ISO BLOCK PRODUCTS USA, INC.
                                         /s/ Egin Bresnig
                                     By:______________________________
                                             Egin Bresnig
                                             President
                                             and Chief Executive Officer




   In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    NAME                      TITLE                              DATE
    ----                      -----                              ----
/s/ Egin Bresnig              Dir, President,
    Egin Bresnig              Chief Executive Officer         April 26. 1999


/s/ Dean Wicker               Director,
    Dean Wicker               Chief Financial Officer         April  26, 1999


/s/ Johnny M. Wilson          Director                        April 26, 1999
    Johnny M. Wilson