Form 10QSB
period 1998-06-30
ISO BLOCK PRODUCTS USA INC
filed 1999-05-13
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1998         Commission File No.33-30476-D


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

                       Yes ___           No X

  The number of shares outstanding of each of the Registrant's classes of common equity, as of April 26, 1999, are as follows:

        Class of Securities            Shares Outstanding
        -------------------            ------------------
     Common Stock, no par value            3,924,730




                         INDEX

                                                                 Page of
                                                                  Report

        PART I          FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets:

         As of  June 30, 1998 (unaudited) and March
         31,1998.......................................................  3

         Consolidated Statements of Operations (unaudited)

         For the three-month periods ended June 30, 1998 and
         1997..........................................................  4

         Consolidated Statements of Cash Flows (unaudited)

         For the three-month periods ended June 30, 1998 and
         1997..........................................................  5

         Notes to Unaudited Financial Statements.......................  6


Item  2. Management's Discussion and Analysis or Plan of
         Operation.....................................................  8


             PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K..............................  9



         Signatures....................................................  9





                      ISO BLOCK PRODUCTS USA, INC.

                 CONSOLIDATED COMPARATIVE BALANCE SHEET



                                            June 30,          March 31,
                                              1998               1998
                                           ----------         ----------

         ASSETS
         ------

    Current Assets
    --------------
      Cash                                    5,281                4,234
      Accounts Receivable - Officer               -                2,000
      Accounts Receivable - trade                 -              135,850
      Mortgages Receivable                   16,200               16,200
      Inventory-work in progress            274,788              235,494
                                          ----------          ----------
        Total Current Assets                296,269              393,778


    Property & Equipment
    --------------------
      Office Equipment                        9,071               9,071
      Vehicle                                14,273              14,273
      Less:    Accumulated Depreciation      (2,833)             (2,333)
                                          ----------          ----------
        Net Property & Equipment             20,511              21,011


    Other Assets
    ------------
    Deposits                                  2,551               2,551
    Franchise & License                     114,233             114,233
                                          ----------          ----------
        Total Other Assets                  116,784             116,784

    TOTAL ASSETS                            433,564             531,573
                                          ==========          ==========


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

    Current Liabilities
    -------------------
      Accounts Payable                       26,745              81,381
      Notes payable                         323,878             310,360
      Accrued Interest payable               14,349              14,349
      Capitalized lease payable               3,838               3,838
                                          ----------          ----------
         Total Current Liabilities          368,810             409,928


    Stockholders' Equity
    --------------------
      Preferred Stock, No Par Value,
       10,000,000 Shares Authorized,
       116,370 and 116,370 Shares
       Outstanding, Respectively.            114,690            114,690

      Common Stock, 50,000,000 Shares
       Authorized, 3,854,730 and
       3,854,730 Shares Outstanding,
       Respectively.                       2,867,464           2,867,464

      Accumulated Deficit                 (2,917,400)         (2,860,509)
                                           ----------          ----------
                                              64,754             121,645
                                           ----------          ----------
       TOTAL LIABILITIES &
        STOCKHOLDERS EQUITY                  433,564             531,573
                                           ==========          ==========



               The accompanying notes are an integral
                 part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.


               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
               For the three months ended June 30, 1998 and 1997





                                                         June 30,
                                                  1998              1997
                                              ----------         -----------

    INCOME
    ------
      Sales                                      42,866                   -
      Interest Income                                 4              28,483
                                              ----------         -----------
        Total Income                             42,870              28,483


    COST OF SALES
    -------------
      Cost of Materials and Services             32,817              86,572
      Labor                                           -                   -
                                              ----------         -----------
        Total Cost of Sales                      32,817              86,572


    GROSS PROFIT (LOSS)                          10,053             (58,089)


    OPERATING EXPENSES
    ------------------
      General and Administrative                 66,944             111,948
                                              ----------         -----------

        NET LOSS                                (56,891)           (170,037)
                                              ==========         ===========


    LOSS PER COMMON SHARE                      (    .01)           (    .05)


    Weighted Average Shares Outstanding        3,854,730           3,519,431




                   The accompanying notes are an integral
                     part of these financial statement.




                       ISO BLOCK PRODUCTS USA, INC.

            CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
            ------------------------------------------------
            For the three months ended June 30, 1998 and 1997


                                                        June 30,
    Cash Flows From Operating Activities         1998              1997
    ------------------------------------         ----              ----
    Net Income (Loss)                           (56,891)        (170,037)
        Depreciation                                500               -
        Note Receivable - Officer                     -             300
        Mortgages Receivable                          -           (4,250)
        Inventory                               (39,294)              -
        Prepaid Expenses                          2,850          (20,061)
        Accounts Payable                        (54,636)          37,826
                                             -----------       ----------
    Net Cash Used in Operating Activities      (147,471)        (156,222)



    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
      Purchase of Property & Equipment                -           (2,796)



    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
      Proceeds From Preferred Stock                   -                -
      Proceeds From Common Stock                      -                -
      Write-down of Receivable                  135,000                -
      Proceeds From Notes Payable                13,518                -
                                             -----------       ----------
      Net Cash Provided by (Used In)
        Financing Activities                    148,518                -



    NET INCREASE (DECREASE) IN CASH               1,047        (159,018)


    CASH - Beginning of Period                    4,234          302,931
                                             -----------       ----------

    CASH - End of Period                          5,281          143,913
                                             ===========       ==========



               The accompanying notes are an integral
                 part of these financial statements.



                        ISO BLOCK PRODUCTS USA, INC.
                   NOTES TO UNAUDITED  FINANCIAL STATEMENTS


Note 1.
- ------
        Company Description. Iso Block Products USA, Inc. ("Company") was incorporated in the State of Colorado on April 28, 1986 under the name Champion Computer Rentals, Inc. The Company was formed to obtain funding from a public offering in order to engage in the sale and leasing of computers and related equipment. As March 31, 1992, the Company ceased those sale and leasing operations.

Note 2.
- -------
        Summary of Significant Accounting Policies. The accompanying un-audited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (considered necessary for a for a fair presentation have been in-cluded. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997. Following is a summary of significant accounting policies.


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


Note 3.
- ------
        During the quarter ended June 30, 1998, the Company incurred a net loss of $56,891, and as of that date had accumulated a deficit of $2,917,400. The Company had slight operations during the first fiscal quarter covered by these statements and earned a small profit for the quarter of $10,053.

Note 4.
- ------
        Future working capital requirements are dependent on the Company's ability to attain profitable operations and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations or whether the necessary financing or investment can be arranged.



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

        Results of Operations.
        ----------------------

        During the first fiscal quarter ended June 30, 1998, the Company had revenues of $42,870 and engaged in limited operations primarily those of initial franchise operations in comparison to revenues of $28,483 in the first fiscal quarter of 1997. The Company realized a loss of $56,891 in the first quarter of 1998 compared to a loss of $170,037 in the first quarter of 1997. The Company has accumulated a deficit since inception totaling $2,917,400. The loss realized was primarily due to $66,944 spent for general and administrative expenses.


        Liquidity and Capital Resources.
        --------------------------------

        The Company has total assets of $433,564 including cash or cash equivalents at the end of the first fiscal quarter 1998 of $5,281 compared to total assets of $531,573 including cash or cash equivalents of $4,234 at the end of the first fiscal quarter of 1997.


        Income Taxes and Net Operating Losses
        -------------------------------------

        At June 30, 1998, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $2,917,400, which are available to offset future taxable income. These NOL's expire through 2008.


        Plan of Operation
        -----------------

        The Company intends to continue as general contractor in the United States and has purchased two residential building sites in the Outlook subdivision in Broomfield, Colorado, located approximately five miles northwest of Denver, Colorado, The Company had the capacity to build at least one speculative house at a constructed retail price of $270,000. Construction was started June 1997 and will complete in the secojnd fiscal quarter of 1998. The house will be offered to the public for sale September 1, 1998. When the first residential house is sold, the Company will soon begin construction on its second building site. The Company expects to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado. According to the March 7, 1997 issue of The Rocky Mountain News "SunMicrosystems' $200 million planned research and development campus in Broomfield, Colorado already has helped jump-start the metro area's home building activity. " One of the strongest areas of the Denver Metro home construction industry is expected to be Broomfield, Colorado, thanks to SunMicro-systems, which will create 4,000 jobs at an average salary of $70,000. The Company is positioned correctly to take advantage of this growth by establishing itself as general contractor in Broomfield. If the Company realizes its profit goals by completing the first two speculative homes then it intends to become a developer of housing projects. Even though the current management of the Company has limited building experience the availability of professional construction consultants should provide the necessary guidance to the Company. Management believes it will be successful in raising additional capital required to become a meaningful player in the Broomfield and Metro Denver housing construction market.

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

        The principal business of MAGNA-DRY LLC is the manufacturing, re-packaging, distribution and licensing of leading-edge environ-mentally safe cleaning services developed by Australian formulator Charles C. Borg. Franchise Connection, Inc. enjoys exclusive territorial rights to manufacture and distribute Magna-Dry products in the United States. Specifically, the operational aims and proposed development plans are as follows: (1). Increase resources for the sales and operations team and strengthen middle management to support future growth of Magna-Dry (2). Magna-Dry sub-franchising, forming synergistic services with other up-market carpet retailers, existing laundry and cleaning businesses, upholstery and soft furnishings businesses, car distributors and manufactures and rapid numerical growth of the sales and operational teams (3). Magna-Dry Area Franchising. Franchise Connection, Inc. has spent an additional $175,000 in marketing and operational development costs for its Magna-Dry subsidiary. Currently, Magna-Dry LLC has franchise operations in Denver, Colorado, Reno, Nevada, Memphis, Tennessee and Winnipeg, Canada. Additional locations are scheduled for Seattle, WA, dependent upon funding.

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


        Year 2000 Compliance
        --------------------
        General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems


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

        Computer Hardware
        -----------------
        The Company believes that the one leased computers hardware is Year 2000 compliant.


        Computer Software
        -----------------
        The Company believes that the one leased computers software is Year 2000 compliant.


        Operating Equipment
        -------------------
        The Company does not own any related operating equipment.


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

        Costs to Address Year 2000
        --------------------------
        The total cost of the Year 2000 project is $0. To date, the Company has incurred $0 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0 is attributable to the purchase of new software and operating equipment.

        Risks Associated with the Year 2000
        -----------------------------------
        Management believes it has no risk associated with the Year 2000.






Item 6.          Exhibits and Reports on Form 8-K

        (a)      Exhibits.     NONE

        (b)      Reports on Form 8-K        NONE




                               SIGNATURES
                               ----------
  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the under-signed thereunto duly authorized.


Dated: May 6, 1999

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