Form 10QSB
period 1998-09-30
ISO BLOCK PRODUCTS USA INC
filed 1999-05-13
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 1998         Commission File No.33-30476-D


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

         As of  September 30, 1998 (unaudited) and March
         31,1998.......................................................  3

         Consolidated Statements of Operations (unaudited)

         For the three-month periods ended September 30, 1998 and
         1997..........................................................  4

         Consolidated Statements of Cash Flows (unaudited)

         For the three-month periods ended September 30, 1998 and
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



                                         September 30,         March 31,
                                              1998               1998
                                           ----------         ----------

         ASSETS
         ------

    Current Assets
    --------------
      Cash                                   31,442                4,234
      Accounts Receivable - Officer               -                2,000
      Accounts Receivable - trade                 -              135,850
      Mortgages Receivable                   16,200               16,200
      Inventory-work in progress             34,540              235,494
                                          ----------          ----------
        Total Current Assets                 82,182              393,778


    Property & Equipment
    --------------------
      Office Equipment                        9,071               9,071
      Vehicle                                14,273              14,273
      Less:    Accumulated Depreciation      (3,333)             (2,333)
                                          ----------          ----------
        Net Property & Equipment             20,011              21,011


    Other Assets
    ------------
    Deposits                                  2,551               2,551
    Franchise & License                     114,233             114,233
                                          ----------          ----------
        Total Other Assets                  116,784             116,784

    TOTAL ASSETS                            218,977             531,573
                                          ==========          ==========


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

    Current Liabilities
    -------------------
      Accounts Payable                       54,383              81,381
      Notes payable                         100,000             310,360
      Accrued Interest payable                    0              14,349
      Capitalized lease payable               3,838               3,838
                                          ----------          ----------
         Total Current Liabilities          158,221             409,928


    Stockholders' Equity
    --------------------
      Preferred Stock, No Par Value,
       10,000,000 Shares Authorized,
       116,370 and 116,370 Shares
       Outstanding, Respectively.            114,690            114,690

      Common Stock, 50,000,000 Shares
       Authorized, 3,854,730 and
       3,854,730 Shares Outstanding,
       Respectively.                       2,887,464           2,867,464

      Accumulated Deficit                 (2,941,398)         (2,860,509)
                                           ----------          ----------
                                              60,756             121,645
                                           ----------          ----------
       TOTAL LIABILITIES &
        STOCKHOLDERS EQUITY                  218,977             531,573
                                           ==========          ==========



               The accompanying notes are an integral
                 part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.


               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
            For the three months ended September 30, 1998 and 1997




                                 Six months Ended        Three Months Ended
                                      Sept. 30,               Sept. 30,
                                 1998        1997         1998        1997
                              ----------  ----------  ----------  ----------

    INCOME
    ------
      Sales                    337,347      47,013      294,481      24,670
      Interest Income                4      12,591            -       6,454
                              ----------  ----------  ----------  ----------
        Total Income           337,351      59,607      294,481      31,124


    COST OF SALES
    -------------
      Cost of Goods Sold       282,200     128,270      249,383      41,698
      Cost of Mamaterials            -     160,882            -     126,091
                              ----------  ----------  ----------  ----------
        Total Cost of Sales    282,200     289,152      249,383     167,789


    GROSS PROFIT (LOSS)         55,151    (229,545)      45,098    (136,665)


    OPERATING EXPENSES
    ------------------
      General and Admin.       129,085     142,245       62,141      65,087
                              ----------  ----------  -----------  ---------
        NET LOSS               (73,934)   (371,790)     (17,043)   (201,752)
                              ==========  ==========  ===========  =========


    LOSS PER COMMON SHARE      (   .02)   (    .18)     (   .01)   (    .09)


    Weighted Average
      Shares Outstanding      3,884,730   2,112,071   3,914,730   2,154,154




                   The accompanying notes are an integral
                     part of these financial statement.




                       ISO BLOCK PRODUCTS USA, INC.

            CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
            ------------------------------------------------
         For the three months ended September 30, 1998 and 1997


                                                      September 30,
    Cash Flows From Operating Activities         1998              1997
    ------------------------------------         ----              ----
    Net Income (Loss)                           (17,043)        (201,752)
        Depreciation                                500               -
        Accrued interest                        (14,349)              -
        Mortgages Receivable                          -           (2,201)
        Inventory                               240,248               -
        Prepaid Expenses                              -          (26,894)
        Accounts Payable                        (27,638)          22,169
                                             -----------       ----------
    Net Cash Used in Operating Activities       181,718         (208,681)



    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
      Purchase of Property & Equipment                -               -


    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
      Proceeds From Preferred Stock                   -            12,712
      Proceeds From Common Stock                 20,000            50,000
      Promissory notes                         (227,879)           20,000
                                              -----------       ----------
      Net Cash Provided by (Used In)
        Financing Activities                   (207,879)           82,712



    NET INCREASE (DECREASE) IN CASH              26,161          (125,969)


    CASH - Beginning of Period                    5,281           143,913
                                              -----------       ----------

    CASH - End of Period                         31,442            17,944
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


Note 3.
- ------
        During the quarter ended Septembere 30, 1998, the Company incurred a net loss of $17,043, and as of that date had accumulated a deficit of $2,941,398. The Company had slight operations during the second fiscal quarter covered by these statements and earned a small profit for the quarter of $45,098.

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

        Results of Operations.
        ----------------------

        During the second fiscal quarter ended September 30, 1998, the Company had revenues of $294,481 and engaged in limited operations primarily those of initial franchise operations and the sale of one residential home in comparison to revenues of $28,483 in the second fiscal quarter of 1997. The Company realized a loss of $17,043 in the second quarter of 1998 compared to a loss of $201,752 in the second quarter of 1997. The Company has accumulated a deficit since inception totaling $2,941,398. The loss realized was primarily due to $45,098 spent for general and administrative expenses.


        Liquidity and Capital Resources.
        --------------------------------

        The Company has total assets of $218,977 including cash or cash equivalents at the end of the second fiscal quarter 1998 of $31,442 compared to total assets of $531,573 including cash or cash equivalents of $4,234 at the end of fiscal 1997.


        Income Taxes and Net Operating Losses
        -------------------------------------

        At September 30, 1998, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $2,941,398, which are available to offset future taxable income. These NOL's expire through 2008.


        Plan of Operation
        -----------------

        The Company intends to continue as general contractor in the United States and has purchased two residential building sites in the Outlook subdivision in Broomfield, Colorado, located approximately five miles northwest of Denver, Colorado, The Company had the capacity to build at least one speculative house at a constructed retail price of $270,000. Construction was started June 1997 and wass complete in the second fiscal quarter of 1998. The first house was completed and sold to the public in September 1998. With the first residential house sold, the Company will soon begin construction on its second building site . The Company expects to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado. According to the March 7, 1997 issue of The Rocky Mountain News "SunMicrosystems' $200 million planned research and development campus in Broomfield, Colorado already has helped jump-start the metro area's home building activity. " One of the strongest areas of the Denver Metro home construction industry is expected to be Broomfield, Colorado, thanks to SunMicro-systems, which will create 4,000 jobs at an average salary of $70,000. The Company is positioned correctly to take advantage of this growth by establishing itself as general contractor in Broomfield. If the Company realizes its profit goals by completing the first two speculative homes then it intends to become a developer of housing projects. Even though the current management of the Company has limited building experience the availability of professional construction consultants should provide the necessary guidance to the Company. Management believes it will be successful in raising additional capital required to become a meaningful player in the Broomfield and Metro Denver housing construction market.

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