Form 10QSB
period 1998-12-31
ISO BLOCK PRODUCTS USA INC
filed 1999-07-08
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 1998         Commission File No.33-30476-D


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




                         INDEX

                                                                 Page of
                                                                  Report

        PART I          FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets:

         As of  December 31, 1998 (unaudited) and March
         31,1998.......................................................  3

         Consolidated Statements of Operations (unaudited)

         For the three-month periods ended December 31, 1998 and
         1997..........................................................  4

          Consolidated Statements of Cash Flows (unaudited)

         For the three-month periods ended December 31, 1998 and
         1997..........................................................  5

         Notes to Unaudited Financial Statements.......................  6


Item  2. Management's Discussion and Analysis or Plan of
         Operation.....................................................  8


             PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K..............................  9



         Signatures....................................................  9





                      ISO BLOCK PRODUCTS USA, INC.

                 CONSOLIDATED COMPARATIVE BALANCE SHEET



                                         December 31,         March 31,
                                              1998               1998
                                           ----------         ----------

         ASSETS
         ------

    Current Assets
    --------------
      Cash                                   15,886                4,234
      Accounts Receivable - Officer               -                2,000
      Accounts Receivable - trade             4,582              135,850
      Mortgages Receivable                   16,200               16,200
      Inventory-work in progress             54,790              235,494
                                          ----------          ----------
        Total Current Assets                 91,458              393,778


    Property & Equipment
    --------------------
      Office Equipment                        9,071               9,071
      Vehicle                                14,273              14,273
      Less:    Accumulated Depreciation      (3,833)             (2,333)
                                          ----------          ----------
        Net Property & Equipment             19,511              21,011


    Other Assets
    ------------
    Deposits                                  2,551               2,551
    Franchise & License                     114,233             114,233
                                          ----------          ----------
        Total Other Assets                  116,784             116,784

    TOTAL ASSETS                            227,202             531,573
                                          ==========          ==========


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

    Current Liabilities
    -------------------
      Accounts Payable                       54,383              81,381
      Notes payable                         164,000             310,360
      Payroll Withholding                     1,969                   -
      Accrued Interest payable                    0              14,349
      Capitalized lease payable               3,838               3,838
                                          ----------          ----------
         Total Current Liabilities          224,190             409,928


    Stockholders' Equity
    --------------------
      Preferred Stock, No Par Value,
       10,000,000 Shares Authorized,
       116,370 and 116,370 Shares
       Outstanding, Respectively.            114,690            114,690

      Common Stock, 50,000,000 Shares
       Authorized, 3,854,730 and
       3,854,730 Shares Outstanding,
       Respectively.                       2,887,464           2,867,464

      Accumulated Deficit                 (2,999,142)         (2,860,509)
                                           ----------          ----------
                                               3,012             121,645
                                           ----------          ----------
       TOTAL LIABILITIES &
        STOCKHOLDERS EQUITY                  227,202             531,573
                                           ==========          ==========



               The accompanying notes are an integral
                 part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.


               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
            For the three months ended December 31, 1998 and 1997




                                 Six months Ended        Three Months Ended
                                      Dec. 31,               Dec. 30,
                                 1998        1997         1998        1997
                              ----------  ----------  ----------  ----------

    INCOME
    ------
      Sales                    366,662      55,376       29,315       8,363
      Interest Income                4      12,839            -         245
                              ----------  ----------  ----------  ----------
        Total Income           366,666      68,215       29,315       8,608


    COST OF SALES
    -------------
      Cost of Goods Sold       291,785     152,953        9,585      24,683
      Cost of Mamaterials            -     174,747            -      13,865
                              ----------  ----------  ----------  ----------
        Total Cost of Sales    291,785     327,700        9,585      38,548


    GROSS PROFIT (LOSS)         74,881    (259,485)      19,730     (29,940)


    OPERATING EXPENSES
    ------------------
      General and Admin.       213,514     224,767       84,429      82,522
                              ----------  ----------  -----------  ---------
        NET LOSS              (138,633)   (484,252)     (64,699)   (112,462)
                              ==========  ==========  ===========  =========


    LOSS PER COMMON SHARE      (   .03)   (    .23)     (   .01)   (    .05)


    Weighted Average
      Shares Outstanding      3,894,730   2,145,792   3,914,730   2,222,335




                   The accompanying notes are an integral
                     part of these financial statement.




                       ISO BLOCK PRODUCTS USA, INC.

            CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
            ------------------------------------------------
         For the three months ended December 31, 1998 and 1997


                                                      December 31,
    Cash Flows From Operating Activities         1998              1997
    ------------------------------------         ----              ----
    Net Income (Loss)                           (64,699)        (112,462)
        Depreciation                                500               -
        Account receivable - trade                4,582               -
        Mortgages Receivable                          -               -
        Inventory                               (20,250)              -
        Accounts Payable                              -          (27,526)
        Other                                       311          (74,081)
                                             -----------       ----------
    Net Cash Used in Operating Activities       (79,556)        (214,069)



    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
      Purchase of Property & Equipment                -             (340)


    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
      Proceeds From Preferred Stock                   -            16,786
      Proceeds From Common Stock                      -                 -
      Promissory notes                           64,000           184,000     -
                                              -----------       ----------
      Net Cash Provided by (Used In)
        Financing Activities                     64,000           200,786



    NET INCREASE (DECREASE) IN CASH             (15,556)          (13,623)


    CASH - Beginning of Period                   31,442            17,944
                                              -----------       ----------

    CASH - End of Period                         15,886             4,321
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


Note 3.
- ------
        During the quarter ended December 31, 1998, the Company incurred a net loss of $64,699, and as of that date had accumulated a deficit of $2,999,142. The Company had slight operations during the third fiscal quarter covered by these statements and earned a small profit for the quarter of $19,730.

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

        Results of Operations.
        ----------------------

        During the third fiscal quarter ended December 31, 1998, the Company had revenues of $29,315 and engaged in limited operations primarily those of initial franchise operations in comparison to revenues of $8,608 in the third fiscal quarter of 1997. The Company realized a loss of $64,699 in the third quarter of 1998 compared to a loss of $112,462 in the third quarter of 1997. The Company has accumulated a deficit since inception totaling $2,999,142. The loss realized was primarily due to $84,429 spent for general and administrative expenses.


        Liquidity and Capital Resources.
        --------------------------------

        The Company has total assets of $227,202 including cash or cash equivalents at the end of the third fiscal quarter 1998 of $15,886 compared to total assets of $531,573 including cash or cash equivalents of $4,234 at the end of fiscal 1997.


        Income Taxes and Net Operating Losses
        -------------------------------------

        At December 31, 1998, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $2,999,142, which are available to offset future taxable income. These NOL's expire through 2008.


        Plan of Operation
        -----------------

        The Company intends to continue as general contractor in the United States and has purchased two residential building sites in the Outlook subdivision in Broomfield, Colorado, located approximately five miles northwest of Denver, Colorado, The Company had the capacity to build at least one speculative house at a constructed retail price of $270,000. Construction was started June 1997 and was complete in the second fiscal quarter of 1998. The first house was completed and sold to the public in September 1998. With the first residential house sold, the Company will soon begin construction on its second building site . The Company expects to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado. According to the March 7, 1997 issue of The Rocky Mountain News "SunMicrosystems' $200 million planned research and development campus in Broomfield, Colorado already has helped jump-start the metro area's home building activity. " One of the strongest areas of the Denver Metro home construction industry is expected to be Broomfield, Colorado, thanks to SunMicro-systems, which will create 4,000 jobs at an average salary of $70,000. The Company is positioned correctly to take advantage of this growth by establishing itself as general contractor in Broomfield. If the Company realizes its profit goals by completing the first two speculative homes then it intends to become a developer of housing projects. Even though the current management of the Company has limited building experience the availability of professional construction consultants should provide the necessary guidance to the Company. Management believes it will be successful in raising additional capital required to become a meaningful player in the Broomfield and Metro Denver housing construction market.

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