Form 10KSB
period 1999-03-31
ISO BLOCK PRODUCTS USA INC
filed 1999-07-14
CIK 837014

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-KSB
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For fiscal year ended March 31, 1999
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

                       Yes         No   X

The registrant's revenues for its most recent fiscal year were $362,085.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was not determinable.

At June 30, 1999, a total of 4,051,484 shares of common stock were outstanding.


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


Residential Home Building

The demand for housing in Colorado has exploded during the 1990s because of the migration to Colorado of numerous large corporations as well as the expansion of Colorado domiciled businesses due to the current excellent economic climate. Metro Denver's January 1998 home sales were the highest on record and were up almost 10% over the previous year. March, 1998 home sales in the Denver Metro area soared in which 3,730 homes were placed under contract in contrast with February, 1992 in which there were 3,436 homes placed under contract. The monthly sales rate is currently 6.91% as compared to a 6.13% sales rate for 1997. It is estimated that the only factor, which could slow home sales in the Denver area, would be rising mortgage interest rates. The Company believes the strong housing market will allow it to build custom homes very profitably.


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

In the evaluation of a prospective Franchiser, the Company will generally be guided by a number of factors, including analysis of a prospect's financial position, the experience of its management, the product, service and/or concept offered and the identification of its competitors, as well as its ability to show a profit at the franchisee level. To date, Franchise Connection has established a strategic partnership with several companies which will be the initial base franchises.
Franchise Connection receives a franchise sales commission plus has varying interests in each company ranging from full ownership to a royalty agreement. The initial base franchises include
Performance Marketing, Inc., a small business marketing and training firm wholly owned by Franchise Connection which offers a step-by-step, comprehensive, consistent marketing system that is custom designed for each client.


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


Employees

The Company's only employees are its executive officers, who devote most of their time to Company affairs, and the two employees of Franchise Connection, Inc.


Item 2.   Description of Property.

The Company occupies facilities provided at no charge by its President, Mr. Egin Bresnig in his residence; these facilities are expected to be adequate in the near term, through fiscal 2000. Franchise Connection leases from unaffiliated parties approximately 2,300 square feet of space at 10691 East Bethany Drive, Unit 800, Aurora, Colorado
80014. Management of Franchise Connection believes that these facilities will be sufficient for their needs for at least the next twelve months.


Item 3.   Legal Proceedings.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company's security holders during the fiscal year ended March 31, 1999.


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

The Company had operating losses for 1995 through 1998 of approximately $2,861,000 of which the major amount was due to the very adverse business climate in Germany as outlined above. The Company explored other business opportunities in the United States. Management of the Company decided to cease all operational activities in Germany. The better part of 1996 and 1997 was spent winding down and closing the German operation.


Results of Operations   Fiscal Year 1998

The Company realized a loss of $308,106 on total revenue of $362,085 for the fiscal year ended March 31, 1999. As of March 31,
1999 the Company had accumulated a deficit since inception of $3,168,615. The loss realized was primarily due to an extra ordinary item , related to the non performance of the "German Grundschulden" (mortgages) which are being presented for foreclosure, the construction costs for the homebuilding activities and costs associated with the beginning operations of Franchise Connection and the initial development of Magna-Dry LLC.

Results of Operations  - Fiscal Year 1997

The Company realized a loss of $1,503,069 on total revenue of $213,205 for the fiscal year ended March 31, 1998. As of March 31, 1998, the Company had accumulated a deficit since inception of $2,860,509. The loss realized was primarily due to beginning operations in the U.S., the closing of operations in Germany (non performance of the "German Grundschulden" mortgages) and general and administrative expenses incurred to date.

Liquidity and Capital Resources

Cash totaled $4,234 at March 31, 1998 compared with $5,135 at
March 31, 1999. The $901 increase in cash was from operating activities. The Company considers its startup franchise business to be dependent upon its ability to raise money from the sale of its stock and or complete the sale of its residential home.


Income Taxes and Net Operating Losses

At March 31, 1999, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $3,168,615, which are available to offset future taxable income. These NOL's expire through 2008.


Plan of Operation

The Company intends to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado and capital remains available.

The Company also intends to continue its franchising efforts. Franchising has been responsible for over 35% of the United State's total retail sales in the 1990s and is projected too grow to over 50% of all retail sales in the twenty-first century. Franchising has proved to be an outstanding method of distribution and market penetration.

If the Company is not able to find the necessary capital to grow the "general contractor" or franchising businesses, the Company will consider either sale or merger. Every effort will continue to raise the necessary capital or move into the industry with available capital to expand and grow the business.



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


Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Company continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Company has banking relationships all of which have indicated their compliance efforts will be complete before September 1999. The Company's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by October 1, 1999.

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


Item 8.   Changes in and Disagreements with Accountants or
Accounting and Financial Disclosure.

On June 21, 1999, the Company engaged Larry O'Donnell, CPA, PC as its independent auditor, replacing R. Scott Hall CPA, who was dismissed as the Company's auditors effective June 21, 1999, as reported on Form 8-K dated such date.

Mr. O'Donnell has reported on the Company's financial statements for the fiscal year ended March 31, 1999. Such report did not contain Either an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedure in connection with Mr. O'Donnell's audit of the Company's financial statements for such fiscal year which, if not resolved to his satisfaction, would have caused him to make reference in his report on the subject matter of the disagreement.

Mr. Hall has reported on the Company's financial statements for the fiscal years ended March 31, 1998. Such report did not contain either an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements on any matters of accounting principle or practices, financial statement disclosures, or auditing scope or procedure in connection with Mr. Hall's audits of the Company's financial statements for such fiscal year which, if not resolved to his satisfaction, would have caused him to make reference in his reports on the subject matter of the disagreement.


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

Item 10. Executive Compensation.

Cash Compensation and Compensation Pursuant to Plans

For the fiscal year ended March 31, 1999, Mr. Egin Bresnig, CEO and Mr. Dean Wicker, Secretary received cash compensation of $0 and received $45,000 and $42,500 in fiscal year 1998, respectively plus reimbursement of out-of-pocket expenses incurred on behalf of the Company in 1998 and 1999. The Company does not have in effect any pension, profit-sharing, stock appreciation or bonus plans.
The Board of Directors authorized a Medical Insurance Plan for its President, Mr. Egin Bresnig, effective January 3, 1997. Other benefit plans are described below.

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



SUMMARY COMPENSATION TABLE

Long-Term Compensation
--------------------------------

                   Annual Compensation                 Awards      Payouts

  (a)       (b)    (c )   (d)    (e)     (f)       (g)     (h)       (i)

Name and                              Restricted  No. Of    $         All
Principal                                Stock   Ops &     LTIP     Other ($)
Position   Year  Salary  Bonus  Other  Awards ($)  SARs   Payouts    Comp.
---------  ----  ------  -----  -----  ----------  ----   -------    ------
Egin
Bresnig
CEO        1999 $0        -0-    N/A     -0-
           1998 $45,000   -0-    N/A     -0-

Dean
Wicker
CFO,
Sec.       1999 $0        -0-    N/A     -0-
           1998 $42,500   -0-    N/A     -0-



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


(a)          (b)            (c )          (d)                (e)

                                        Number of             $
                                        Securities         Value of
                                        Underlying       Unexercised In-
                                       Unexercised        The-money
          Number of                   Options at FY     Options at FY
      Shares Acquired       $       End Exercisable/   End Exercisable/
Name     on Exercise  value Realized  Unexercisable      Unexercisable
----     -----------  --------------  -------------      -------------
Egin
Bresnig     None           None       200,000 / None      None / None

Dean
Wicker      None           None       200,000 / None      None / None


The Company has no stock appreciation rights (SAR) plan in place and has not awarded SAR's to any person. The Company has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended
March 31, 1999, the Company did not amend or re-price the exercise price of any stock options granted to any executive officer.



Compensation of Directors

No person was compensated by the Company for serving as a director during the fiscal year ended March 31, 1999. While no such compensation is currently anticipated, the Company believes that directors in the future will be paid for serving on the Board of Directors and on committees of directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a)(b) Security Ownership. The following table sets forth as of April 1, 1999, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

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

*  All officers and directors



Item 12. Certain Relationships and Related Transactions.

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

Otherwise, there were no transactions, or series of transactions, for the fiscal year ended March 31, 1999, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest other than as described above or elsewhere in this report.



                          TABLE OF CONTENTS

      INDEPENDENT AUDITOR'S REPORT                              F-1

     CONSOLIDATED COMPARATIVE FINANCIAL STATEMENTS
      Balance Sheet.                                            F-2
     Statement of Operations                                    F-3
     Statement of Shareholder's Equity                          F-4
     Statement of Cash Flows                                    F-5
     Notes to Financial Statements                              F-6-8




                     INDEPENDENT AUDITOR'S REPORT


Board of Directors
ISO BLOCK PRODUCTS USA, INC.


I have audited the accompanying consolidated comparative balance sheet of ISO Block Products USA, Inc., as of March 31, 1999 and the related consolidated comparative statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated comparative financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated comparative financial statements based on my audit. The financial statements of ISO Block Products USA, Inc. as of March 31, 1998 were audited by another auditor whose report dated April 16, 1999 expressed an unqualified opinion on these statements.

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

In my opinion, the consolidated comparative financial statements referred to above, present fairly, in all material respects, the financial position of ISO Block Products USA, Inc., at March 31, 1999 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



Larry O'Donnell, CPA, PC
July 12, 1999
Aurora, Colorado





                       ISO BLOCK PRODUCTS USA, INC.
                   CONSOLIDATED COMPARATIVE BALANCE SHEET


                      ASSETS                          March 31,
Current Assets                                   1999          1998
--------------                                   ----          ----
Cash                                           $5,135        $4,234
Accounts receivable-officer                         -         2,000
Accounts receivable- trade                          -       135,850
Mortgage receivable                            16,200        16,200
Inventory-work in progress                     34,540       235,494
                                          -----------    ----------
   Total Current Assets                        55,875       393,778

Property & Equipment
----------------------------
Office equipment                                9,071         9,071
Vehicle                                        14,273        14,273
Less: accumulated depreciation                 (4,333)       (2,333)
                                          -----------    ----------
   Net Property & equipment                    19,011        21,011

Other Assets
---------------
Deposits                                            -         2,551
Franchise & License                                 -       114,233
                                          -----------    ----------
   Total Other Assets                               -       116,784

TOTAL ASSETS                                  $74,886      $531,573


          LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
----------------------
Accounts payable                               54,383        81,381
Payroll taxes payable                               -             -
Notes payable                                 150,360       310,360
Accrued Interest payable                       26,304        14,349
Capitalized lease payable                           -         3,838
                                           ----------    ----------
   Total Current Liabilities                  231,047       409,928

Stockholders' Equity
-------------------------
Preferred Stock, No Par Value,
   10,000,000 Shares Authorized,
   116,370 Shares Outstanding                 114,690       114,690
Common Stock, 50,000,000 Shares
   Authorized, 4,041,484 and
   3,854,730 Shares Outstanding             2,897,764     2,867,464
Accumulated deficit                        (3,168,615)   (2,860,509)
                                           ----------    ----------
   Total Stockholders' Equity                (156,161)      121,645

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                        74,886       531,573

The accompanying notes are an integral part of these financial statements.



                      ISO BLOCK PRODUCTS USA, INC.
                      CONSOLIDATED COMPARATIVE
                        STATEMENT OF OPERATIONS

                                                   March 31,
INCOME                                        1999           1998
------                                        ----           ----
Sales                                     $362,085       $190,867
Interest Income                                  -         22,338
                                        ----------    -----------
   Total Income                            362,085        213,205

Operating Expenses
------------------------
Cost of Goods Sold                         311,032              -
General and Administrative                 359,159        562,337
                                        ----------    -----------
                                           670,191        562,337

Income (loss) From Operations             (308,106)      (349,132)


Other Extraordinary Income (loss)
---------------------------------
Mortgage Bad Debts                               -     (1,153,937)
                                        ----------   ------------
   Net Loss                              $(308,106)   $(1,503,069)

Loss Per Common Share                       $(0.08)        $(0.39)

Weighted Average Shares                  3,996,292       3,854,730



The accompanying notes are an integral part of these financial statements.

                    ISO BLOCK PRODUCTS USA, INC.
               CONSOLIDATED COMPARATIVE STATEMENT OF
                       STOCKHOOLDERS' EQUITY

                Preferred              Common          Accumu-
                  Stock                 Stock           lated
             Shares    Amount     Shares      Amount   Deficit      Total
             ------    ------     ------      ------   -------      -----
Balance at
March 31,
1997     1,448,610  1,427,700   2,070,821  1,472,556 (1,357,440) 1,542,816

Issue of
Preferred
Shares      32,370     31,898                                       31,898

Issue of
Common
Shares                           419,299      50,000                50,000

Conversion
of Preferred
Shares to
Common
Shares  (1,364,610) (1,344,908)1,364,610   1,344,908                     -

Net (loss)
for Year         -           -         -           - (1,503,069) (1,503,069)

Balance at
March 31,
1998       116,370    $114,690 3,854,730 $2,867,464 $(2,860,509)   $121,645

Issue of
Common
Shares                           186,754      30,300                 30,300

Net (loss)
for Year         -           -         -    (308,106)         -    (308,106)

Balance at
March 31,
1999       116,370    $114,690 4,041,484 $2,897,764 $(3,168,615)  $(156,161)




The accompanying notes are an integral part of these financial statements.


                        ISO BLOCK PRODUCTS USA, INC.
                        CONSOLIDATED COMPARATIVE
                          STATEMENT OF CASH FLOWS

                                                       March 31,
Cash Flow From Operating Activities               1999             1998
------------------------------------              ----             ----
Net Income (loss)                            $(308,106)     $(1,503,069)
    Depreciation                                 2,000            2,154
    Write down of investment franchise         114,233                -
    Write down of mortgages receivable               -        1,160,390
    Common stock issued for expenses            30,300                -
    (Increase) Decrease in:
    Accounts receivable- trade                 135,850         (135,850)
    Accounts receivable- officer                 2,000                -
    Inventory-work in process                  200,954         (163,461)
    Deposits                                     2,551           (2,551)
    Increase (Decrease) in:
    Accounts payable                           (26,998)          67,962
    Accrued interest-payable                     8,117           14,349
                                            -----------     ------------
         Net Cash Used in Operating
            Activities                         160,901         (560,076)

Cash Flows Investing Activities
-------------------------------
Purchase of Property & Equipment                     -          (20,484)
Purchase of Franchise & License Rights               -         (114,233)
                                            -----------     -------------
         Net Cash Flows From
            Investing  Activities                    -         (134,717)

Cash Flows From Financing Activities
------------------------------------
Proceeds From Preferred Stock                        -           31,898
Proceeds From Common Stock                           -           50,000
Proceeds From Notes Payable                     24,300          310,360
Payments on Notes Payable                     (184,300)               -
Proceeds From Capitalized Lease                     -           14,871
Payments on Capitalized Lease                        -          (11,033)
                                            -----------      -----------
   Net Cash Provided by (used in)
       Financing activities                   (160,000)         396,096

Net Increase (decrease) in Cash                    901         (298,697)

Cash-Beginning of Year                          $4,234         $302,931

Cash-End of Year                                $5,135           $4,234


Supplemental disclosure of cash flow information

Cash paid during the year for Interest         $16,101

Noncash investing and financing activities:
  Common stock issued for expenses             $30,300



The accompanying notes are an integral part of these financial statements.

                      ISO BLOCK PRODUCTS USA, INC.
                         NOTES TO CONSOLIDATED
                   COMPARATVIE FINANCIAL STATEMENTS
              For the Years Ended March 31, 1999 and 1998



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

Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company plans to form strategic partnerships with prospective or existing franchise operations (Franchisers) under which it will provide them with marketing and sales services plus business and legal services in return for an equity interests in, and / or a portion of their royalties

Settlement Agreement

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


                        ISO BLOCK PRODUCTS USA, INC.
                           NOTES TO CONSOLIDATED
                      COMPARATVIE FINANCIAL STATEMENTS
                 For the Years Ended March 31, 1999 and 1998



Cash

All amounts are stated in U.S. dollars.

Property & Equipment

Property & equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the assets.


Income Taxes

The Company has no current or deferred income tax liability due to accumulated losses during the development stage. The Company has net operating losses totaling $3,168,615 and $2,860,509, respectively, which are available to offset future taxable income. These NOL's expire through 2008. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the financial statements. A deferred tax benefit is of $1,170,000 has been offset by a valuation allowance.

Foreign Currency Translation

The functional currency for the Company's foreign operations is the applicable local currency. The translation of the applicable foreign currency into U.S. Dollars is performed for the balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in shareholders, equity.

Income (Loss) Per Common Stock

Income (loss) per common share is based upon the weighted average number of common shares outstanding during each period.

                     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results differ from those estimates.

NOTE 2.    SHAREHOLDERS' EQUITY

Effective December 31, 1993, the Company adopted a 1993 Compensatory Stock Option Plan ("CSO") with 1,000,000 common shares reserved for issuance and a 1993 Employee stock Compensation Plan with 500,000 common shares reserved for issuance. As of March 31, 1999, the CSO plan has 600,000 options outstanding.




                   ISO BLOCK PRODUCTS USA, INC.
                      NOTES TO CONSOLIDATED
                 COMPARATVIE FINANCIAL STATEMENTS
            For The years Ended March 31, 1999, and 1998


NOTE 3.   INVENTORY WORK IN PROCESS

Inventory is recorded at cost, on a first-in, first-out basis.
Inventory consists of two lots and construction costs located in Broomfield, Colorado where the Company has constructed and sold one home.




NOTE 4.   NOTES PAYABLE

The Company had notes payable with interest at 15% per annum payable to Mr. Hal Schavet. The notes were due upon completion of the house constructed by the Company in Broomfield, Colorado. The notes were secured by property and house. The balance outstanding at March 31, 1998 was $135,000. The note was retired during the year ended
March 31, 1999.

On December 1, 1997, The Company executed a promissory note payable with interest at 15% per annum payable to Mr. Hal Schavet and Phyllis Schavet. The Company commits to the payment of $50,000 of the first $125,000 received from the sale of any country, area or local Magna-Dry franchises as principal payment. The Company also commits to the payment to the Payee of 10% of the net proceeds received from the sale of any country, area or local Magna-Dry Franchise until these payments total 20% or $20,000 which shall be designated as interest payments. After such event, the Promisor commits to the payment of 5% of the net proceeds received' from the sale of any country, area or local Magna-Dry franchise until these payments total 10% or $10,000 which shall be designated as interest payments. The note was due in full on November 30, 1998.

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

The total principal outstanding at March 31, 1999 was $100,000.

On October 6, 1997, the Company signed a promissory note payable to Elaine Wicker with interest payable at 20% Per annum. The note is secured by the house and lot the Company constructed in Broomfield, Colorado. The note was due upon the completion and sale of the house. The balance outstanding at March 31, 1998 was $25,000. The note was retired during the year ended March 31, 1999.

The Company has executed two notes payable to Ada Wilson totaling
$50,360 payable with interest at 15% per annum.

Total notes payable at March 31, 1999 and 1998 were $150,360 and $310,360, respectively.

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




                                  Page 11

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



                                  Page 12

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



    NAME                      TITLE                              DATE
    ----                      -----                              ----
/s/ Egin Bresnig              Dir, President,
    Egin Bresnig              Chief Executive Officer         July 13. 1999


/s/ Dean Wicker               Director,
    Dean Wicker               Chief Financial Officer         July 13, 1999


/s/ Johnny M. Wilson          Director                        July 13, 1999
    Johnny M. Wilson