Form 10QSB
period 1999-06-30
ISO BLOCK PRODUCTS USA INC
filed 1999-09-07
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 1999         Commission File No.33-30476-D


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

  The number of shares outstanding of each of the Registrant's classes of common equity, as of Julyl 31, 1999, are as follows:

        Class of Securities            Shares Outstanding
        -------------------            ------------------
     Common Stock, no par value            3,924,730




                         INDEX

                                                                 Page of
                                                                  Report

        PART I          FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets:

         As of  June 30, 1999 (unaudited) and March
         31, 1999....................................................... 3

         Consolidated Statements of Operations (unaudited)

         For the three-month periods ended June 30, 1999 and
         1998..........................................................  4

         Consolidated Statements of Cash Flows (unaudited)

         For the three-month periods ended June 30, 1999 and
         1998..........................................................  5

         Notes to Unaudited Financial Statements.......................  6


Item  2. Management's Discussion and Analysis or Plan of
         Operation.....................................................  8


             PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K..............................  9



         Signatures....................................................  9





                      ISO BLOCK PRODUCTS USA, INC.

                 CONSOLIDATED COMPARATIVE BALANCE SHEET



                                            June 30,          March 31,
                                              1999               1999
                                           ----------         ----------

         ASSETS
         ------

    Current Assets
    --------------
      Cash                                    1,693                5,135
      Mortgages Receivable                   16,200               16,200
      Inventory-work in progress             34,540               34,540
                                          ----------          ----------
        Total Current Assets                 52,433               55,875


    Property & Equipment
    --------------------
      Office Equipment                        9,071                9,071
      Vehicle                                14,273               14,273
      Less:    Accumulated Depreciation      (4,833)              (4,333)
                                          ----------           ----------
        Net Property & Equipment             18,511               19,011


    TOTAL ASSETS                             70,944               74,886
                                          ==========           ==========


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

    Current Liabilities
    -------------------
      Accounts Payable                       54,529               54,383
      Notes payable                         150,360              150,360
      Accrued Interest payable               26,304               26,304
                                          ----------           ----------
         Total Current Liabilities          231,193              231,047


    Stockholders' Equity
    --------------------
      Preferred Stock, No Par Value,
       10,000,000 Shares Authorized,
       116,370 and 116,370 Shares
       Outstanding, Respectively.           114,690              114,690

      Common Stock, 50,000,000 Shares
       Authorized, 4,041,484 and
       3,854,730 Shares Outstanding,
       Respectively.                      2,897,764            2,897,764

      Accumulated Deficit                (3,172,703)          (3,168,615)
                                          ----------           ----------
                                           (160,249)            (156,161)
                                          ----------           ----------
       TOTAL LIABILITIES &
        STOCKHOLDERS EQUITY                  70,944               74,886
                                          ==========           ==========



               The accompanying notes are an integral
                 part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.


               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
               For the three months ended June 30, 1999 and 1998





                                                         June 30,
                                                  1999              1998
                                              ----------         -----------

    INCOME
    ------
      Sales                                      18,460              42,866
      Interest Income                                 1                   4
                                              ----------         -----------
        Total Income                             18,461              42,870


    COST OF SALES
    -------------
      Cost of Materials and Services             20,866              32,817
      Labor                                           -                   -
                                              ----------         -----------
        Total Cost of Sales                      20,866              32,817


    GROSS PROFIT (LOSS)                          (2,405)             10,053


    OPERATING EXPENSES
    ------------------
      General and Administrative                  1,537              66,944
                                              ----------         -----------

        NET LOSS                                 (3,942)            (56,891)
                                              ==========         ===========


    LOSS PER COMMON SHARE                      (      -)           (    .01)


    Weighted Average Shares Outstanding        4,041,484           3,854,730




                   The accompanying notes are an integral
                     part of these financial statement.




                       ISO BLOCK PRODUCTS USA, INC.

            CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
            ------------------------------------------------
            For the three months ended June 30, 1999 and 1998


                                                        June 30,
    Cash Flows From Operating Activities         1999              1998
    ------------------------------------         ----              ----
    Net Income (Loss)                            (3,942)         (56,891)
        Depreciation                                500              500
        Inventory                                     -          (39,294)
        Prepaid Expenses                              -            2,850
        Accounts Payable                           (146)         (54,636)
                                             -----------       ----------
    Net Cash Used in Operating Activities        (3,588)        (147,471)



    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
      Purchase of Property & Equipment                -                -



    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
      Write-down of Receivable                        -          135,000
      Proceeds From Notes Payable                     -           13,518
                                             -----------       ----------
      Net Cash Provided by (Used In)
        Financing Activities                          -          148,518



    NET INCREASE (DECREASE) IN CASH              (3,588)           1,047


    CASH - Beginning of Period                    5,281            4,234
                                             -----------       ----------

    CASH - End of Period                          1,693            5,281
                                             ===========       ==========



                   The accompanying notes are an integral
                    part of these financial statements.



                        ISO BLOCK PRODUCTS USA, INC.
                   NOTES TO UNAUDITED  FINANCIAL STATEMENTS


Note 1.
-------
       Company Description. Iso Block Products USA, Inc. ("Company") was incorporated in the State of Colorado on April 28, 1986 under the name Champion Computer Rentals, Inc. The Company was formed to obtain funding from a public offering in order to engage in the sale and leasing of computers and related equipment. As March 31, 1992, the Company ceased those sale and leasing operations.

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

       Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company planed to form strategic partnerships with prospective or existing franchise operations (Franchisers) under which it will provide them with marketing and sales services plus business and legal services in return for an equity


Note 2.
--------
       Summary of Significant Accounting Policies. The accompanying un-audited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a for a fair presentation have been in-cluded. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1999. Following is a summary of significant accounting policies.


       Consolidation

       The financial statements include the accounts of ISO and its wholly-owned subsidiaries Franchise Connection, Inc., Brilliant Marketing, Inc., and Magna Dry, Inc. All significant inter-company balances have been eliminated in consolidation.


       Income Taxes

       The Company has no current or deferred income tax liability due to accumulated losses during the development stage. The Company has net operating losses totaling $3,172,703 which is available to offset future taxable income. These NOL's expire through 2009. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the financial statements. A deferred tax benefit is of $1,170,000 has been offset by a valuation allowance.


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


Note 3.
-------
       During the quarter ended June 30, 1999, the Company incurred a net loss of $3,942, and as of that date had accumulated a deficit of $3,172,703. The Company had slight operations during the first fiscal quarter covered by these statements and incurred a small loss for the quarter of $3,942.


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



Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

       Business Operations

       The Company's principal operations through June 30, 1999 consisted of residential home construction as general contractor as well as the holding company of Franchise Connection, Inc., a strategic conglomerate of new and emereging franchise companies and a team of franchise experts that work together to match the aspirations of entrepreneurs with viable analogous franchise concepts.


       Results of Operations.
       ----------------------

       During the first fiscal quarter ended June 30, 1999, the Company had revenues of $18,461 and engaged in limited operations primarily those of franchise operations in comparison to revenues of $42,870 in the first fiscal quarter of 1998. The Company realized a loss of $3,942 in the first quarter of 1999 compared to a loss of $56,891 in the first quarter of 1998. The Company has accumulated a deficit since inception totaling $3,172,703. The loss realized was primarily due to general and administrative expenses.


       Liquidity and Capital Resources.
       --------------------------------

       The Company has total assets of $70,944 including cash or cash equivalents at the end of the first fiscal quarter 1999 of $1,693 compared to total assets of $74,886 including cash or cash equivalents of $5,135 at the end of the first fiscal quarter of 1998.


       Income Taxes and Net Operating Losses
       -------------------------------------

       At June 30, 1999, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $3,172,703, which are available to offset future taxable income. These NOL's expire through 2009.


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

       The Company is excited about its completion of ownership of The Franchise Connection, Inc. because of the importance of franchising in today's economy. Franchising has been responsible for over 35% of the United State's total retail sales in the 1990s and is projected too grow to over 50% of all retail sales in the twenty-first century. Franchising has proved to be an outstanding method of distribution and market penetration. Established franchise organizations are growing by 11% annually and service related and business format franchises are growing by 39% annually. Franchising has added two million jobs to the US economy the past ten years. The Franchise Connection, Inc. intends to capitalize on this predominate and enormous growth trend by exploiting its franchise expertise in conjunction with viable, talented entrepreneurs whom know and understand their business. These business owners work diligently to insure that their business will be successful and that it maintains its strong niche that can be duplicated on a national and/or international scale through franchising. By working in a "partnership" relationship with The Franchise Connection, Inc., these entrepreneurs can continue to make their business ever better while using The Franchise Connection, Inc. to recruit franchises and expand their concept globally. Using this strategic alliance, marketing costs, administration costs, and legal expenses can be controlled and, thus, general overhead can be reduced. The Franchise Connection's corporate objective is to acquire successful business concepts and via franchise sales to multiply its revenues over the next three years. The Franchise Connection, Inc. has formed alliances with the following companies; each representing a successful prototype and possessing a unique position in their industry. They all have a proprietary product with the ability to dominate their market if expanded rapidly. The concepts are very teachable, have a universal consumer base and have very affordable entry investment. Each one has management in place with the technical expertise to operate the business. With the franchising knowledge and marketing know-how of the Franchise
       Connection they all have the ability to exceed five hundred units in a reasonable period of time. The demand has never been higher to get into business. The opportunity seeker is more knowledgeable and seeking more than just buying a job.

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


       Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

       The Company continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Company has banking relationships all of which have indicated their compliance efforts will be complete before September 1999. The Company's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 30, 1999.

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


Dated: September 7, 1999

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