Form 10QSB
period 1999-09-30
ISO BLOCK PRODUCTS USA INC
filed 1999-11-29
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 1999         Commission File No.33-30476-D


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

                       Yes _X__           No ___

  The number of shares outstanding of each of the Registrant's classes of common equity, as of October 31, 1999, are as follows:

        Class of Securities            Shares Outstanding
        -------------------            ------------------
     Common Stock, no par value            4,041,484




                         INDEX

                                                                 Page of
                                                                  Report

        PART I          FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets:

         As of September 30, 1999 (unaudited) and March
         31, 1999....................................................... 3

         Consolidated Statements of Operations (unaudited)

         For the three-month period and six-month period ended
         September 30, 1999 and 1998...................................  4

         Consolidated Statements of Cash Flows (unaudited)

         For the six-month periods ended September 30, 1999 and
         1998..........................................................  5

         Notes to Unaudited Financial Statements.......................  6


Item  2. Management's Discussion and Analysis or Plan of
         Operation.....................................................  8


             PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K..............................  9



         Signatures....................................................  9





                      ISO BLOCK PRODUCTS USA, INC.

                 CONSOLIDATED COMPARATIVE BALANCE SHEET



                                         September 30,         March 31,
                                              1999               1999
                                           ----------         ----------

         ASSETS
         ------

    Current Assets
    --------------
      Cash                                      914                5,135
      Mortgages Receivable                   16,200               16,200
      Inventory-work in progress             34,540               34,540
                                          ----------          ----------
        Total Current Assets                 51,654               55,875


    Property & Equipment
    --------------------
      Office Equipment                            -                9,071
      Vehicle                                     -               14,273
      Less:    Accumulated Depreciation           -              (4,333)
                                          ----------           ----------
        Net Property & Equipment                  -               19,011


    TOTAL ASSETS                             51,654               74,886
                                          ==========           ==========


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

    Current Liabilities
    -------------------
      Accounts Payable                       26,304               54,383
      Notes payable                         100,000              150,360
      Accrued Interest payable                    -               26,304
                                          ----------           ----------
         Total Current Liabilities          126,304              231,047


    Stockholders' Equity
    --------------------
      Preferred Stock, No Par Value,
       10,000,000 Shares Authorized,
       116,370 and 116,370 Shares
       Outstanding, Respectively.           114,690              114,690

      Common Stock, 50,000,000 Shares
       Authorized, 4,041,484 and
       3,854,730 Shares Outstanding,
       Respectively.                      2,897,764            2,897,764

      Accumulated Deficit                (3,087,104)          (3,168,615)
                                          ----------           ----------
                                            (74,650)            (156,161)
                                          ----------           ----------
       TOTAL LIABILITIES &
        STOCKHOLDERS EQUITY                  51,654               74,886
                                          ==========           ==========



               The accompanying notes are an integral
                 part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.


               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
                    For the three and six months ended


                              Three Months Ended         Six Months Ended
                                September 30,              September 30,
                              1999         1998         1999          1998
                           ----------   ----------   ----------   -----------

    INCOME
    ------
      Sales                        -      294,481       18,460       337,347
      Interest Income              1            -            2             4
                           ----------   ----------   ----------   -----------
        Total Income               1      294,481       18,462       337,351


    COST OF SALES
    -------------
      Cost of Materials            -      249,383       20,866       282,200
      Labor                        -            -            -             -
                           ----------   ----------   ----------   -----------
        Total Cost of Sales        -      249,383       20,866       282,200


    GROSS PROFIT (LOSS)            1       45,098       (2,404)       55,151


    OPERATING EXPENSES
    ------------------
      General and Admin.         719       62,141        2,256       129,085
                           ----------   ----------   ----------   -----------

        NET ORDINARY LOSS       (718)     (17,043)      (4,660)      (73,934)

     Discontinued
       Operations, net        86,232            -       86,232             -
                           ----------   ----------   ----------   -----------

        NET LOSS              85,514      (17,043)      81,572       (73,934)
                           ==========   ==========   ==========   ===========


    LOSS PER COMMON SHARE                 (   .01)      (    -)      (   .02)

    Weighted Average
      Shares Outstanding   4,041,484    3,914,730    4,041,484     3,884,730




                   The accompanying notes are an integral
                     part of these financial statement.




                       ISO BLOCK PRODUCTS USA, INC.

            CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
            ------------------------------------------------
                     For the six months ended


                                                      September 30,
    Cash Flows From Operating Activities         1999              1998
    ------------------------------------         ----              ----
    Net Income (Loss)                            81,572          (17,043)
        Depreciation                             (4,394)             500
        Accrued interest                        (26,304)         (14,349)
        Inventory                                     -          240,248
        Office equipment & vehicle               23,344               -
        Accounts Payable                        (28,079)         (27,638)
                                             -----------       ----------
    Net Cash Used in Operating Activities        46,139          181,718



    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
      Purchase of Property & Equipment                -                -



    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
      Proceeds from common stock                      -           20,000
      Promissory notes                          (50,360)        (227,879)
                                             -----------       ----------
      Net Cash Provided by (Used In)
        Financing Activities                    (50,360)        (207,879)



    NET INCREASE (DECREASE) IN CASH              (4,221)          26,161


    CASH - Beginning of Period                    5,135            5,281
                                             -----------       ----------

    CASH - End of Period                            914           31,442
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

       Franchising Operations

       On January 24, 1997, ISO acquired 100% stock of Franchise
       Connection, Inc. and its wholly owned subsidiary Brilliant Marketing, Inc. On August 31, 1999, ISO, Franchise Connection and Brilliant Marketing entered into a Unwiding Agreement.


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


       Consolidation

       The financial statements include the accounts of ISO and its unwound wholly-owned subsidiaries Franchise Connection, Inc., Brilliant Marketing, Inc., and Magna Dry, Inc. All significant inter-company balances have been eliminated in consolidation.


       Income Taxes

       The Company has no current or deferred income tax liability due to accumulated losses during the development stage. The Company has net operating losses totaling $3,087,104 which is available to offset future taxable income. These NOL's expire through 2009. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the financial statements. A deferred tax benefit is of $1,170,000 has been offset by a valuation allowance.


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


Note 3.
-------
       During the quarter ended September 30, 1999, the Company incurred a net gain of $85,514, (substantially from discontinued operations, see
       Note 5) and as of that date had accumulated a deficit of $3,087,104. The Company had slight operations during the second fiscal quarter covered by these statements and incurred a small loss for the quarter of $718.


Note 4.
-------
       Future working capital requirements are dependent on the Company's ability to attain profitable operations and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations or whether the necessary financing or investment can be arranged.



Note 5.
-------
       On August 31, 1999 the Company, Franchise Connection, Magna Dry, Brilliant Marketing and certain individuals entered into a Unwiding Agreement due to lack of cash on hand and lack of operating income of the Company, Franchise Connection, Magna Dry and Brilliant Marketing. The discontinued operations resulted in $86,232 of liabilities no longer a responsibility of the Company.



Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

       Business Operations

       The Company's principal operations through September 30, 1999 consisted of residential home construction as general contractor. The Company is currently reviewing other potential lines of business obtained either from a purchase, merger or acquisition transaction.


       Results of Operations.
       ----------------------

       During the second fiscal quarter ended September 30, 1999, the Company had nominal revenue and engaged in limited operations in comparison to revenues of $294,481 in the second fiscal quarter of 1998. The Company realized a loss of $718 from operations in the second quarter of 1999 compared to a loss of $17,043 in the second quarter of 1998. The Company has accumulated a deficit since inception totaling $3,087,104. The loss realized was primarily due to general and administrative expenses.


       Liquidity and Capital Resources.
       --------------------------------

       The Company has total assets of $51,654 including cash or cash equivalents at the end of the second fiscal quarter 1999 of $914 compared to total assets of $218,977 including cash or cash equivalents of $31,442 at the end of the second fiscal quarter of 1998.


       Income Taxes and Net Operating Losses
       -------------------------------------

       At September 30, 1999, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $3,087,104, which are available to offset future taxable income. These NOL's expire through 2009.


       Plan of Operation
       -----------------

       The Company intends to continue as general contractor in the United States and has purchased two residential building sites in the Outlook subdivision in Broomfield, Colorado, located approximately five miles northwest of Denver, Colorado, The Company had the capacity to build at least one speculative house at a constructed retail price of $270,000. Construction was started June 1997 and was complete and sold in the second fiscal quarter of 1998. The Company will begin construction on its second building site when funds become available. The Company expects to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado.

       The Company will also continue reviewing potential lines of business obtained either from a purchase, merger or aquisition transaction.


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

       The Company presently has no computer hardware or related software. The Company also does not use any services from other company's.


       Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

       The Company continues to conduct surveys of its banking and other vendor relationships to asses risks regarding their Year 2000 readiness. The Company has banking relationships all of which have indicated their compliance efforts are completed.

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


Dated: November 29, 1999

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