Form 10QSB
period 1999-12-31
ISO BLOCK PRODUCTS USA INC
filed 2000-02-14
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 1999         Commission File No.33-30476-D


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

                       Yes _X__           No ___

  The number of shares outstanding of each of the Registrant's classes of common equity, as of January 31, 2000, are as follows:

        Class of Securities            Shares Outstanding
        -------------------            ------------------
     Common Stock, no par value            4,063,984




                         INDEX

                                                                 Page of
                                                                  Report

        PART I          FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets:

         As of December 31, 1999 (unaudited) and March
         31, 1999....................................................... 3

         Consolidated Statements of Operations (unaudited)

         For the three-month period and nine-month period ended
         December 31, 1999 and 1998...................................  4

         Consolidated Statements of Cash Flows (unaudited)

         For the nine-month periods ended December 31, 1999 and
         1998..........................................................  5

         Notes to Unaudited Financial Statements.......................  6


Item  2. Management's Discussion and Analysis or Plan of
         Operation.....................................................  8


             PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K..............................  9



         Signatures....................................................  9





                      ISO BLOCK PRODUCTS USA, INC.

                 CONSOLIDATED COMPARATIVE BALANCE SHEET



                                         December 31,         March 31,
                                              1999               1999
                                           ----------         ----------

         ASSETS
         ------

    Current Assets
    --------------
      Cash                                      848                5,135
      Mortgages Receivable                   16,200               16,200
      Inventory-work in progress             34,540               34,540
                                          ----------          ----------
        Total Current Assets                 51,588               55,875


    Property & Equipment
    --------------------
      Office Equipment                            -                9,071
      Vehicle                                     -               14,273
      Less:    Accumulated Depreciation           -              (4,333)
                                          ----------           ----------
        Net Property & Equipment                  -               19,011


    TOTAL ASSETS                             51,588               74,886
                                          ==========           ==========


         LIABILITIES & STOCKHOLDERS' EQUITY
         ----------------------------------

    Current Liabilities
    -------------------
      Accounts Payable                       26,304               54,383
      Notes payable                         100,000              150,360
      Accrued Interest payable                    -               26,304
                                          ----------           ----------
         Total Current Liabilities          126,304              231,047


    Stockholders' Equity
    --------------------
      Preferred Stock, No Par Value,
       10,000,000 Shares Authorized,
       116,370 and 116,370 Shares
       Outstanding, Respectively.           114,690              114,690

      Common Stock, 50,000,000 Shares
       Authorized, 4,063,984 and
       3,854,730 Shares Outstanding,
       Respectively.                      2,897,989            2,897,764

      Accumulated Deficit                (3,087,395)          (3,168,615)
                                          ----------           ----------
                                            (74,716)            (156,161)
                                          ----------           ----------
       TOTAL LIABILITIES &
        STOCKHOLDERS EQUITY                  51,588               74,886
                                          ==========           ==========



               The accompanying notes are an integral
                 part of these financial statements.




                        ISO BLOCK PRODUCTS USA, INC.


               CONSOLIDATED COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
                    For the three and six months ended


                              Three Months Ended         Nine Months Ended
                                December 31,              December 31,
                              1999         1998         1999          1998
                           ----------   ----------   ----------   -----------

    INCOME
    ------
      Sales                        -       29,315       18,460       366,662
      Interest Income              -            -            2             4
                           ----------   ----------   ----------   -----------
        Total Income               -       29,315       18,462       366,666


    COST OF SALES
    -------------
      Cost of Materials            -        9,585       20,866       291,785
      Labor                        -            -            -             -
                           ----------   ----------   ----------   -----------
        Total Cost of Sales        -        9,585       20,866       291,785


    GROSS PROFIT (LOSS)            -       19,730       (2,404)       74,881


    OPERATING EXPENSES
    ------------------
      General and Admin.         225       84,429        2,481       213,514
                           ----------   ----------   ----------   -----------

        NET ORDINARY LOSS       (225)     (64,699)      (4,885)     (138,633)

     Discontinued
       Operations, net             -            -       86,232             -
                           ----------   ----------   ----------   -----------

        NET LOSS                (225)     (64,699)      81,347      (138,633)
                           ==========   ==========   ==========   ===========


    LOSS PER COMMON SHARE                 (   .01)      (    -)      (   .03)

    Weighted Average
      Shares Outstanding   4,063,984    3,914,730    4,052,734     3,894,730




                   The accompanying notes are an integral
                     part of these financial statement.




                       ISO BLOCK PRODUCTS USA, INC.

            CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS
            ------------------------------------------------
                     For the six months ended


                                                      December 31,
    Cash Flows From Operating Activities         1999              1998
    ------------------------------------         ----              ----
    Net Income (Loss)                            81,347          (64,699)
        Depreciation                             (4,394)             500
        Accrued interest                        (26,304)           4,582
        Inventory                                     -          (20,250)
        Office equipment & vehicle               23,344               -
        Accounts Payable                        (28,079)              -
        Other                                       159              311
                                             -----------       ----------
    Net Cash Used in Operating Activities        46,073          (79,556)


    CASH FLOWS FROM INVESTING ACTIVITIES
    ------------------------------------
      Purchase of Property & Equipment                -                -



    CASH FLOWS FROM FINANCING ACTIVITIES
    ------------------------------------
      Proceeds from common stock                      -                -
      Promissory notes                          (50,360)          64,000
                                             -----------       ----------
      Net Cash Provided by (Used In)
        Financing Activities                    (50,360)          64,000



    NET INCREASE (DECREASE) IN CASH              (4,287)         (15,556)


    CASH - Beginning of Period                    5,135           31,442
                                             -----------       ----------

    CASH - End of Period                            848           15,886
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

       Franchising Operations

       On January 24, 1997, ISO acquired 100% stock of Franchise
       Connection, Inc. and its wholly owned subsidiary Brilliant Marketing, Inc. On August 31, 1999, ISO, Franchise Connection and Brilliant Marketing entered into an Unwiding Agreement.


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


       Income Taxes

       The Company has no current or deferred income tax liability due to accumulated losses during the development stage. The Company has net operating losses totaling $3,087,395 which is available to offset future taxable income. These NOL's expire through 2009. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the financial statements. A deferred tax benefit is of $1,170,000 has been offset by a valuation allowance.


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


Note 3.
-------
       During the quarter ended December 31, 1999, the Company incurred a net loss of $225, and as of that date had accumulated a deficit of $3,087,395. The Company had no operations during the third fiscal quarter covered by these statements.


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



Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------

       Business Operations

       The Company's principal operations through December 31, 1999 consisted of residential home construction as general contractor. The Company is currently reviewing other potential lines of business obtained either from a purchase, merger or acquisition transaction.


       Results of Operations.
       ----------------------

       During the third fiscal quarter ended December 31, 1999, the Company had no revenue and engaged in limited operations in comparison to revenues of $29,315 in the third fiscal quarter of 1998. The Company realized a loss of $225 from operations in the third quarter of 1999 compared to a loss of $64,699 in the third quarter of 1998. The Company has accumulated a deficit since inception totaling $3,087,395. The loss realized was primarily due to general and administrative expenses.


       Liquidity and Capital Resources.
       --------------------------------

       The Company has total assets of $51,588 including cash or cash equivalents at the end of the third fiscal quarter 1999 of $848 compared to total assets of $227,202 including cash or cash equivalents of $15,886 at the end of the third fiscal quarter of 1998.


       Income Taxes and Net Operating Losses
       -------------------------------------

       At December 31, 1999, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $3,087,395, which are available to offset future taxable income. These NOL's expire through 2009.


       Plan of Operation
       -----------------

       The Company intends to continue as general contractor in the United States and purchased two residential building sites in the Outlook subdivision in Broomfield, Colorado, located approximately five miles northwest of Denver, Colorado, The Company had the capacity to build at least one speculative house at a constructed retail price of $270,000. Construction was started June 1997 and was complete and sold in the second fiscal quarter of 1998. The Company will begin construction on its second building site when funds become available. The Company expects to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado.

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


Dated: Februaryr 11, 2000

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