Form 10KSB
period 2000-03-31
ISO BLOCK PRODUCTS USA INC
filed 2000-05-25
CIK 837014

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-KSB
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                   For fiscal year ended March 31, 2000
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

                       Yes         No   X

The registrant's revenues for its most recent fiscal year were $118,460.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, was not determinable.

At April 30, 2000, a total of 4,083,984 shares of common stock were outstanding.


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

Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company planned to form strategic partnerships with prospective or existing franchise operations ("Franchisers")under which it will provide them with marketing and sales services plus business and legal services in return for an equity interest in, and/or a portion of their royalties. On August 31, 1999 the Company transferred its holdings in Franchise Connection and Magna Dry, LLC to a stockholder in exchange for the assumption of all debts of Franchise Connection and Magna-Dry, USA, LLC.

Current Business of the Company

The Company now functions entirely as a US company engaged in the business of residential home construction as general contractor.

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


Employees

The Company's only employees are its executive officers, who devote most of their time to Company affairs.


Item 2.   Description of Property.

The Company occupies facilities provided at no charge by its President, Mr. Egin Bresnig in his residence; these facilities are expected to be adequate in the near term, through fiscal 2001.


Item 3.   Legal Proceedings.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to the Company's security holders during the fiscal year ended March 31, 2000.


                                PART  II


Item 5.   Market for Common Equity and Related Stockholder Matters.

              Market Information

The Company's outstanding Common Shares are publicly quoted and traded on the OTC Bulletin Board with the symbol ISOB. There is no assurance that an active market will arise in the Company's common shares.

Holders

The Company had 337 shareholders of record as of March 31, 2000, which does not include shareholders whose shares are held in street or nominee names.

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


Results of Operations   Fiscal Year 2000

The Company realized a profit of $55,370 from operations on revenues of $118,460 for the fiscal year ended March 31, 2000. The Company also recognized a $86,378 gain on disposal of subsidiaries. As of March 31, 2000 the Company had accumulated a deficit since inception of $3,026,867. The gain realized was primarily due to the disposal of subsidiaries.

Results of Operations   Fiscal Year 1998

The Company realized a loss of $308,106 on total revenue of $286,000 for the fiscal year ended March 31, 1999. As of March 31,
1999 the Company had accumulated a deficit since inception of $3,168,615. The loss realized was primarily due to an extra ordinary item , related to the non performance of the "German Grundschulden" (mortgages) which are being presented for foreclosure, the construction costs for the homebuilding activities and costs associated with the beginning operations of Franchise Connection and the initial development of Magna-Dry LLC.

Liquidity and Capital Resources

Cash totaled $458 at March 31, 2000 compared with $5,135 at
March 31, 1999. The $4,677 decrease in cash was from operating activities. The Company considers its residential home construction as general contrctor to be dependent upon its ability to raise money from the sale of its stock.


Income Taxes and Net Operating Losses

At March 31, 2000, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $3,026,417, which are available to offset future taxable income. These NOL's expire through 2008.


Plan of Operation

The Company intends to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado and capital becomes available.

If the Company is not able to find the necessary capital to grow the "general contractor", the Company will consider either sale or merger. Every effort will continue to raise the necessary capital or move into the industry with available capital to expand and grow the business.


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

Mr. Larry O'Donnell, CPA, PC has reported on the Company's financial statements for the fiscal years ended March 31, 2000 and 1999. Such reports did not contain either an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements on any matters of accounting principle or practices, financial statement disclosure, or auditing scope or procedure in connection with Mr. O'Donnell's audit of the Company's financial statements for such fiscal years which, if not resolved to his satisfaction, would have caused him to make reference in his report on the subject matter of the disagreement.



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



Name                  Age    Position                          Since
----                 -----   ----------                        ------
Egin Bresnig          64    Director, (since Dec. 1993)      June 1995
                             President,
                             Chief Executive Officer

Dean Wicker           60    Director and Secretary           June 1995
                             (since Dec. 1993),
                             Chief Financial and
                             Accounting Officer

Karin S. Kuhbander    52    Director                         July 1999


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

Karin Kuhbander. After completing her primary schooling in her native Dayton, Ohio and graduating from high school there, Karin attended art school in Chicago, but eventually ended up in the securities industry. She was until recently a fully licensed Series 7, NASD stockbrocker, who worked over the last 22 years for many firms, including several New York Stock Exchange Member Firms, mostly in the Greater Denver Area. Ms. Kuhbander who is 52 years young has extensive experience in the operation of brokerage firms, but has also worked as a trader, been a partner in an OTC firm, was a registered representative and for many years the back office manager for several OTC firms. Besides being a board member of ISO Block Products USA, Inc. Ms. Kuhbander is now spending most of her time as an active investor and venture capitalist.


Item 10. Executive Compensation.

Cash Compensation and Compensation Pursuant to Plans

For the fiscal years ended March 31, 2000 and March 31, 1999, Mr. Egin Bresnig, CEO and Mr. Dean Wicker, Secretary received cash compensation of $0 plus reimbursement of out-of-pocket expenses incurred on behalf of the Company in 1999 and 2000. The Company does not have in effect any pension, profit-sharing, stock appreciation or bonus plans.

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



SUMMARY COMPENSATION TABLE

Long-Term Compensation
--------------------------------

                   Annual Compensation                 Awards      Payouts

  (a)       (b)    (c )   (d)    (e)     (f)       (g)     (h)       (i)

Name and                              Restricted  No. Of    $         All
Principal                                Stock   Ops &     LTIP     Other ($)
Position   Year  Salary  Bonus  Other  Awards ($)  SARs   Payouts    Comp.
---------  ----  ------  -----  -----  ----------  ----   -------    ------
Egin
Bresnig
CEO        2000 $0        -0-    N/A     -0-
           1999 $0        -0-    N/A     -0-

Dean
Wicker
CFO,
Sec.       2000 $0        -0-    N/A     -0-
           1999 $0        -0-    N/A     -0-



OPTIONS GRANTED DURING THE 2000 FISCAL YEAR

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


(a)          (b)            (c )          (d)                (e)

                                        Number of             $
                                        Securities         Value of
                                        Underlying       Unexercised In-
                                       Unexercised        The-money
          Number of                   Options at FY     Options at FY
      Shares Acquired       $       End Exercisable/   End Exercisable/
Name     on Exercise  value Realized  Unexercisable      Unexercisable
----     -----------  --------------  -------------      -------------
Egin
Bresnig     None           None       200,000 / None      None / None

Dean
Wicker      None           None       200,000 / None      None / None


The Company has no stock appreciation rights (SAR) plan in place and has not awarded SAR's to any person. The Company has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. During the fiscal year ended
March 31, 2000, the Company did not amend or re-price the exercise price of any stock options granted to any executive officer.



Compensation of Directors

No person was compensated by the Company for serving as a director during the fiscal year ended March 31, 2000. While no such compensation is currently anticipated, the Company believes that directors in the future will be paid for serving on the Board of Directors and on committees of directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a)(b) Security Ownership. The following table sets forth as of April 1, 2000, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

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

*  All officers and directors



Item 12. Certain Relationships and Related Transactions.

None.


Table of Contents

INDEPENDENT AUDITOR'S REPORT                                    F-1

Financial Statements

                   Balance Sheets                               F-2-F-3
                   Statements of Operations                     F-4
                   Statements of Shareholder's Equity           F-5
                   Statement of Cash Flows                      F-6
                   Notes to Financial Statements                F-7-F-9


INDEPENDENT AUDITOR'S REPORT

Board of Directors
IDO BLOCK PRODUCTS USA, INC.


I have audited the accompanying balance sheets of ISO Block Products USA Inc., as of March 31, 2000 and 1999 and the related statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit

I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basic for my opinion.

In my opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of ISO Block Products USA, Inc., at March 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.




Larry O'Donnell, CPA, PC
April 28, 2000
Aurora, Colorado



                       ISO BLOCK PRODUCTS USA, INC.
                   CONSOLIDATED COMPARATIVE BALANCE SHEET


                      ASSETS                          March 31,
Current Assets                                   2000          1999
--------------                                   ----          ----
Cash                                           $  458        $5,135
Mortgage receivable                            16,200        16,200
Inventory-work in progress                          -        34,540
                                          -----------    ----------
   Total Current Assets                        16,658        55,875

Property & Equipment
----------------------------
Office equipment                                    -         9,071
Vehicle                                             -        14,273
Less: accumulated depreciation                      -       (4,333)
                                          -----------    ----------
   Net Property & equipment                         -        19,011


TOTAL ASSETS                                  $16,658       $74,886


          LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
----------------------
Accounts payable                               26,304        54,383
Notes payable                                       -       150,360
Accrued interest payable                            -        26,304
                                           ----------    ----------
   Total Current Liabilities                   26,304       231,047

Stockholders' Equity
-------------------------
Preferred Stock, No Par Value,
   10,000,000 Shares Authorized,
   116,370 Shares Outstanding                 114,690       114,690
Common Stock, 50,000,000 Shares
   Authorized, 4,083,984 and
   4,041,484 Shares Outstanding,
   respectively                             2,898,306     2,897,764
Contributed capital                             4,225             -
Accumulated deficit                        (3,026,867)   (3,168,615)
                                           ----------    ----------
   Total Stockholders' Equity                  (9,646)      156,161

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                        16,658        74,886

The accompanying notes are an integral part of these financial statements.



                      ISO BLOCK PRODUCTS USA, INC.
                      CONSOLIDATED COMPARATIVE
                        STATEMENT OF OPERATIONS

                                                   March 31,
INCOME                                        2000           1999
------                                        ----           ----
Sales                                     $118,460       $286,000

Operating Expenses
------------------------
Cost of Goods Sold                          55,406        254,440
General and Administrative                   7,684         32,365
                                        ----------    -----------
                                            63,090        286,805
                                        ----------    -----------

Income (Loss) From Operations               55,370           (805)


Loss from operations of
   discontinued subsidiariesOther                -       (307,301)
Gain on disposal of subsidiaries            86,378              -
                                        ----------    -----------

   Net Income (Loss)                     $ 141,748    $(  308,106)

Earnings (Loss) Per Common Share            $ 0.04         $(0.08)

Weighted Average Shares                  4,046,457      3,996,292



The accompanying notes are an integral part of these financial statements.

                    ISO BLOCK PRODUCTS USA, INC.
               CONSOLIDATED COMPARATIVE STATEMENT OF
                       STOCKHOOLDERS' EQUITY

               Preferred            Common         Contr-   Accumu-
                 Stock              Stock          ibuted    lated
           Shares    Amount    Shares    Amount   Capital   Deficit    Total
           ------    ------    ------    ------   -------   -------    -----
Balance at
March 31,
1998      116,370  $114,690 3,854,730 $2,867,464      -$(2,860,509) $121,645

Issue of
Common
Shares                        186,754     30,300                      30,300

Net (loss)
for Year        -         -         -          -      -   (308,106) (308,106)

Balance at
March 31,
1999      116,370  $114,690 4,041,484 $2,897,764      - $(3,168,615) $156,161

Common
Stock
issued for
Services                       42,500        542                          542

Services
paid by
Officer                                            4,225                4.225

Net income
for Year        -         -         -          -       -    141,748   141,748

Balance at
March 31,
2000      116,370   $114,690 4,083,984 $2,898,306 $4,225 $(3,026,867) $(9,646)




The accompanying notes are an integral part of these financial statements.


                        ISO BLOCK PRODUCTS USA, INC.
                        CONSOLIDATED COMPARATIVE
                          STATEMENT OF CASH FLOWS

                                                       March 31,
Cash Flow From Operating Activities               2000             1999
------------------------------------              ----             ----
Net Income (loss)                            $ 141,748      $(  308,106)
    Depreciation                                   500            2,000
    Write down of investment franchise               -          114,233
    Gain on discontinued operations            (86,378)               -
    Services paid by officer                     4,225                -
    Common stock issued for expenses               542           30,300
    (Increase) Decrease in:
    Accounts receivable- trade                       -          135,850
    Accounts receivable- officer                     -            2,000
    Inventory-work in process                   34,540          200,954
    Deposits                                         -            2,551
    Increase (Decrease) in:
    Accounts payable                               146          (26,998)
    Accrued interest-payable                         -            8,117
                                            -----------     ------------
         Net Cash Used in Operating
            Activities                          95,323          160,901

Cash Flows From Financing Activities
------------------------------------
Proceeds From Notes Payable                          -           24,300
Payments on Notes Payable                     (100,000)        (184,300)
                                            -----------      -----------
   Net Cash Provided by (used in)
       Financing activities                   (100,000)        (160,000)

Net Increase (decrease) in Cash                 (4,677)             901

Cash-Beginning of Year                          $5,135           $4,234

Cash-End of Year                                $  458           $5,135


Supplemental disclosure of cash flow information

Cash paid during the year for Interest         $     -          $16,101

Noncash investing and financing activities:
  Common stock issued for expenses             $   542          $30,300

  Service paid by capital contributions        $ 4,225          $     -



The accompanying notes are an integral part of these financial statements.

                       ISO BLOCK PRODUCTS USA, INC.
                      NOTES TO FINANCIAL STATEMENTS
                 For the Years ended March 31, 2000 and 1999

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

Franchising Operations

Effective January 24, 1997, ISO acquired 100% stock of Franchise Connection, Inc. and its wholly owned subsidiary Brilliant Marketing, Inc. The Acquisition was accounted for as a purchase by ISO and the accompanying financial statements present historical results of ISO and include
Franchise Connection, Inc. and Brilliant Marketing, Inc. activities from the effective date of the acquisition

Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company plans to form strategic partnerships with prospective or existing franchise operations (Franchisers) under which it will provide them with marketing and sales services plus business and legal services in return for an equity interests in, and / or a portion of their royalties On August 31, 1999, the Company transferred all of its subsidiaries to a shareholder for relief of their debt.

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


Cash

All amounts are stated in U.S. dollars. For purposes of statement of cash flows, the Company considers all short term debt securities purchased with a maturity of three months on loss to be cash equivalents.

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

                        ISO BLOCK PRODUCTS USA, INC.
                       NOTES TO FINANCIAL STATEMENTS
                  For the Years Ended March 31, 2000 and 1999

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

NOTE 2.    STOCKHOLDERS' EQUITY

Effective December 31, 1993, the Company adopted a 1993 Compensatory Stock Option Plan with 1,000,000 common shares reserved for issuance and a 1993 Employee Stock Compensation Plan with 500,000 common shares reserved for issuance. As of March 31, 2000, the Compensatory Stock Option Plan has 600,000 shares outstanding.

NOTE 3.     NOTE RECEIVABLE -OFFICER

The Company loaned the President of the Company, Egin Bresnig, $2,000 The note bears interest at 6% per annum and was retired on March 1, 1999.

NOTE 4.     INVENTORY WORK IN PROCESS

Inventory is recorded at cost, on a first-in, first-out basis. Inventory consists of lots and construction costs located in Broomfield, Colorado where the Company has constructed and sold one home.

NOTE 5.       NOTES PAYABLE

The Company had notes payable with interest at 15% per annum payable to Mr. Hal Schavet. The notes were due upon completion of the house constructed by the Company in Broomfield, Colorado, The notes were secured by property and
house.   The balance outstanding at March 31, 1998 was $135,000.  The note was retired during the year ended March 31, 1999.

On December 1, 1997 The Company executed a promissory note payable with interest at 3.5% per annum payable to Mr. Hal Schavet and Phillis Schavet. The Company commits to the payment of $50,000 of the first $125,000 received from the sale of any country, area or local Magna Dry franchises as principle payment. The Company also commits to the payment to the payee of 10% of the net proceeds received from the sale of any country, area or local Magna-Dry franchise until these payments total 20% or $20,000 which shall be designated as interest payments. After such event, the Promisor commits to the payment of 5% of the net proceeds received from the sale of any country area or local Magna-Dry franchise until these payments total 10% of $10,000 which shall be designated as interest payments. The note was due in full on November 30, 1998.

The total principal outstanding at March 31, 1999 was $100,000. On March 1, 2000 the Company transferred its lot to Hal and Phillis Schavet, plus 40,000 common shares, to retire this note.

On October 6, 1997, the Company signed a promissory note payable to Elaine Wicker with interest payable at 20% Per annum. The note is secured by the house and lot the Company constructed in Broomfield, Colorado. The note was due upon the completion and sale of the house. The balance outstanding at March 31, 1998 was $25,000. The note was retired during the year ended March 31, 1999.

                       ISO BLOCK PRODUCTS USA, INC.
                      NOTES TO FINANCIAL STATEMENTS
                For the Years Ended March 31, 2000 and 1999

Note 5.     NOTES PAYABLE (CONTINUED)

On October 1, 1997, the Company signed a letter of agreement payable to Elaine Wicker. The letter of agreement provides that for advance sum of $25,000 to Magna-Dry, USA, LLC, Magna-Dry USA, LLC will be obligated to paying to Elaine Wicker 50% of any franchise fees received by Magna Dry USA, LLC until the amount of $25,000 is repaid.


Magna-Dry, USA, LLC also grants to Elaine Wicker an interest equal to 50% in any franchise operated by Magna-Dry, USA, LLC in the greater Denver Metro Area. This obligation was assumed by the shareholder who acquired the subsidiaries.


The Company has executed two notes payable to Ada Wilson totaling $50,360 payable with interest at !5% per annum. These notes were assumed by the shareholder who acquired the subsidiaries.

Note 6.     DISCONTINUED OPERATIONS, DISPOSAL OF SUBSIDIARIES

On August 31, 1999 the Company transferred its holdings in Franchise Connection and Magna Dry, LLC to a stockholder in exchange for the assumption of all debts of Franchise Connection and Magna-Dry, USA, LLC.

Since the Company had consolidated these subsidiaries, its recognized a gain for the excess of the liabilities over the assets of the subsidiaries of $86,378.

Note 7.     INCOME TAXES

The Company has no current or deferred income tax liability due to accumulated losses during the development stage. The Company has net operating losses totaling $3,026,417 which are available to offset future taxable income. These NOL's expire through 2008. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the financial statements. A deferred tax benefit is of $1,170,000 has been offset by a valuation allowance.

During the year ended March 31, 2000, the Company utilized a portion of its net operating loss carryover recognizing a benefit of approximately $ 40,000 which reduced the entire amount of its income tax expense.

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

10.7  Engaged the firm of Larry O'Donnel CPA, PC and dismissed R.
         Scott Hall CPA (incorporated by reference to Form 8-k dated
         June 21, 1999)...............................................  *

10.8  Entered into an Agreement and Plan of Reorganization dated
         July 20, 1999 between Medscan Technologies, Inc. and the
         Company......................................................  *

10.9  Termination of the Agreement and Reorganization dated on July
         20, 1999 between Medscan and the Company on September 7, 1999  *

10.10 Unwinding Agreement between Franchise Connection Magna Dry LLC,
         Brasher & Holdings and the Company dated August 31, 1999.....  *


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



    NAME                      TITLE                              DATE
    ----                      -----                              ----
/s/ Egin Bresnig              Dir, President,
    Egin Bresnig              Chief Executive Officer         May 15. 2000


/s/ Dean Wicker               Director,
    Dean Wicker               Chief Financial Officer         May 15, 2000