Form 10QSB
period 2000-06-30
ISO BLOCK PRODUCTS USA INC
filed 2000-08-16
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2000         Commission File No.33-30476-D


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

                       Yes ___           No X

  The number of shares outstanding of each of the Registrant's classes of common equity, as of Julyl 31, 2000, are as follows:

        Class of Securities            Shares Outstanding
        -------------------            ------------------
     Common Stock, no par value            4,083,984




                         INDEX

                                                                 Page of
                                                                  Report

        PART I          FINANCIAL INFORMATION


Item 1.  Financial Statements

         Comparative Balance Sheets:

         As of  June 30, 2000 (unaudited) and March
         31, 2000....................................................... 3

         Comparative Statements of Operations (unaudited)

         For the three-month periods ended June 30, 2000 and
         1999..........................................................  4

         Comparative Statements of Cash Flows (unaudited)

         For the three-month periods ended June 30, 2000 and
         1999..........................................................  5

         Notes to Unaudited Financial Statements.......................  6


Item  2. Management's Discussion and Analysis or Plan of
         Operation.....................................................  8


             PART II.          OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K..............................  9



         Signatures....................................................  9





                      ISO BLOCK PRODUCTS USA, INC.

                       COMPARATIVE BALANCE SHEET

                                            June 30,      March 31,
                                              2000          2000
                                           ----------    ----------
                      ASSETS
                      ------
Cash                                      $       202     $     458
Mortgage receivable                            16,200        16,200
Inventory-work in progress                          -             -
                                          -----------    ----------
TOTAL ASSETS                                  $16,402    $   16,658



          LIABILITIES & STOCKHOLDERS' EQUITY
          ----------------------------------
Accounts payable                               71,494        26,304
                                           ----------    ----------
   Total Current Liabilities                   71,494        26,304

Stockholders' Equity
--------------------
Preferred Stock, No Par Value,
   10,000,000 Shares Authorized,
   116,370 Shares Outstanding                 114,690       114,690
Common Stock, 50,000,000 Shares
   Authorized, 4,083,984 and
   4,083,984 Shares Outstanding,
   respectively                             2,898,306     2,898,306
Contributed capital                             4,225         4,225
Accumulated deficit                        (3,072,313)   (3,026,867)
                                           ----------    ----------
   Total Stockholders' Equity                 (55,092)       (9,642)

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                        16,402        16,658


                   The accompanying notes are an integral
                    part of these financial statements.








                        ISO BLOCK PRODUCTS USA, INC.


                     COMPARATIVE STATEMENT OF OPERATIONS
               ------------------------------------------------
               For the three months ended June 30, 2000 and 1999





                                                         June 30,
                                                  2000              1999
                                              ----------         -----------

    INCOME
    ------
      Sales                                           -              18,460
      Interest Income                                 -                   1
                                              ----------         -----------
        Total Income                                  -              18,461


    COST OF SALES
    -------------
      Cost of Materials and Services                  -              20,866
                                              ----------          ---------


    GROSS PROFIT (LOSS)                               -             (2,405)


    OPERATING EXPENSES
    ------------------
      General and Administrative                 45,446               1,537
                                              ----------         -----------

        NET LOSS                                (45,446)             (3,942)
                                              ==========         ===========


    LOSS PER COMMON SHARE                       (  0.01)           (      -)


    Weighted Average Shares Outstanding        4,083,984           4,041,484




                   The accompanying notes are an integral
                     part of these financial statement.




                       ISO BLOCK PRODUCTS USA, INC.

                    COMPARATIVE STATEMENT OF CASH FLOWS
            ------------------------------------------------
            For the three months ended June 30, 2000 and 1999


                                                        June 30,
    Cash Flows From Operating Activities         2000              1999
    ------------------------------------         ----              ----
    Net Income (Loss)                           (45,446)          (3,942)
        Depreciation                                  -              500
        Accounts Payable                         45,190             (146)
                                             -----------       ----------
    Net Cash Used in Operating Activities          (256)          (3,588)



    NET INCREASE (DECREASE) IN CASH                (256)          (3,588)

    CASH - Beginning of Period                      458            5,281
                                             -----------       ----------

    CASH - End of Period                            202            1,693
                                             ===========       ==========



                   The accompanying notes are an integral
                    part of these financial statements.



                        ISO BLOCK PRODUCTS USA, INC.
                   NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1.
-------
Company Description

The Company was incorporated on April 28, 1986 under the laws of the State of Colorado under the name of Champion Computer Rentals, Inc. The Company's Articles of Incorporation were amended to change the name of the corporation to ISO Block Products USA, Inc. from Champion Computer Rentals, Inc. effective on September 21, 1994.

Franchising Operations

Effective January 24, 1997, ISO acquired 100% stock of Franchise Connection, Inc. and its wholly owned subsidiary Brilliant Marketing, Inc. The Acquisition was accounted for as a purchase by ISO and the accompanying financial statements present historical results of ISO and include Franchise Connection, Inc. and Brilliant Marketing, Inc. activities from the effective date of the acquisition and transfer referenced below.

Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company planned to form strategic partnerships with prospective or existing franchise operations (Franchisers) under which it would provide them with marketing and sales services plus business and legal services in return for an equity interests in, and / or a portion of their royalties. On August 31, 1999, the Company transferred all of its subsidiaries to a shareholder for relief of their debt.


Note 2.
-------
Summary of Significant Accounting Policies.

The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2000. Following is a summary of significant accounting policies.


Consolidation

The financial statements include the accounts of ISO and its wholly-owned subsidiaries Franchise Connection, Inc., Brilliant Marketing, Inc., and Magna Dry, Inc up to the transfer date. All significant inter-company balances have been eliminated in consolidation.


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


Cash

All amounts are stated in U.S. dollars. For purposes of statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months on loss to be cash equivalents.


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




Note 3.
-------
During the quarter ended June 30, 2000, the Company incurred a net loss of $45,446, and as of that date had accumulated a deficit of $3,072,313.


Note 4.
-------
Future working capital requirements are dependent on the Company's ability to attain profitable operations and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations or whether the necessary financing or investment can be arranged.

Note 5.
-------

The Company has no current or deferred income tax liability due to accumulated losses during the development stage. The Company has net operating losses totaling $3,072,313 which are available to offset future taxable income.
These NOL's expire through 2008. Since realization of the tax benefits of these net operating losses is not assured beyond any reasonable doubt, no recognition has been given to possible future tax benefits in the financial statements. A deferred tax benefit is of $1,170,000 has been offset by a valuation allowance.


Item 2.    Management's Discussion and Analysis or Plan of Operation
           ---------------------------------------------------------


Business Operations

The Company's principal operations through June 30, 2000 consisted of searching for working capital or acceptable merger or acquisition.


Results of Operations.
----------------------

During the first fiscal quarter ended June 30, 2000, the Company had no revenues and engaged limited operations in comparison to revenues of $18,461 in the first fiscal quarter of 1999. The Company realized a loss of $45,446 in the first quarter of 2000 compared to a loss of $3,942 in the first quarter of 1999. The Company has accumulated a deficit since inception totaling $3,072,313. The loss realized was primarily due to general and administrative expenses.


Liquidity and Capital Resources.
--------------------------------

The Company has total assets of $16,402 including cash or cash equivalents at the end of the first fiscal quarter 2000 of $202 compared to total assets of $70,944 including cash or cash equivalents of $1,693 at the end of the first fiscal quarter of 1999.


Income Taxes and Net Operating Losses
-------------------------------------

At June 30, 2000, the Company had net operating loss carryforwards for United States and German income tax purposes totaling $3,072,313, which are available to offset future taxable income. These NOL's expire through 2008.


Plan of Operations
------------------

On April 25, 2000, ISO Block Products Inc. (the "Company") and Cryocon Inc., a Utah corporation ("Cryocon") signed an Agreement and Plan of Reorganization (the "Agreement"). The Agreement provides that at the closing under the Agreement, the Cryocon Holders will sell and transfer to the Company all of the 11,000,000 shares of Cryocon common stock held by them; and in exchange, the Company will issue and deliver a total of 44,000,000 shares of its authorized common stock to the Cryocon Holders in proportion to their respective ownership of the Cryocon Shares. The Cryocon shareholders will receive four (4) of the Company's New Shares for every Cryocon Share that the Cryocon Holder held immediately prior to the Exchange. Cryocon will become a wholly owned subsidiary of the Company as a result of the Exchange. Colorado law does not require approval of the Exchange by the Company's shareholders, and such approval will not be sought.

The Exchange is anticipated to be treated as a tax-free reorganization under
Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and the Company expects to account for its acquisition of Cryocon using the purchase method of accounting.

The Closing of the Agreement is expected to occur in August 2000. The Agreement provides that upon closing the Exchange, Robert W. Brunson, Debra Brunson, Harry Brunson, and Randy Sant (the "Designees") will become directors of the Company; and Egin Bresnig, Dean Wicker d Karin S. Kuhbander will cease to be directors.

Immediately following the Closing, the Designees will constitute all of the directors of the Company.

Immediately following the Closing, the Company will have issued and outstanding 48,995,730 shares of common stock, 5,930 shares of Series A Preferred Stock, and Options entitling the holders to purchase an aggregate of 1,500,000 shares common stock. In addition, Cryocon has debentures issued and outstanding in the aggregate principal amount of $3,814,727.00, and the Agreement provides that all principal and interest amounts owed under the debentures shall be convertible, immediately following the Closing into shares of the Company's common stock.

Robert W. Brunson, currently the major shareholder of Cryocon, will hold a majority of the Company's issued shares, and a majority of Company's voting power, immediately following the Closing. Mr. Brunson will serve as Director, Chairman of the Board, and President, and will hold directly 40,900,000 (83.6%) of the issued and outstanding shares of common stock, and will indirectly hold an additional 2,000,000 shares of common stock in the name of his wife, Debra Brunson (an additional 4%), for an aggregate of approximately 87.6% of the Company's issued and outstanding common stock.

NAME CHANGE. The Agreement also sets forth that, as soon as reasonably possible following the Closing, a special meeting of the Company's shareholders shall be called for the purpose of voting upon a change of the Company's name to Cryocon Inc. or a substantially similar name. The Cryocon Holders have all agreed to vote their shares of the Company received as part of the Exchange in favor of the name change.

REVERSE SPLIT. Pursuant to the terms of the Agreement, following the Closing, the Company's common stock will undergo a 1:4 reverse split pursuant to which every common share of the Company's then issued and outstanding shall be changed into one-fourth (1/4th) of a common share (the "Reverse Split"). In conjunction with the Reverse Split, the number of common shares authorized shall be increased so that 50,000,000 common shares shall be authorized and available after giving effect to the Reverse Split. Such an increase in the number of authorized Common Shares will have to be approved by the Company's shareholders.

SUBSEQUENT WARRANT DISTRIBUTION. At or about the time of the Reverse Split, the Company will distribute to persons who are shareholders of the Company immediately prior to the Closing (or their successors) rights or warrants permitting each holder to purchase up to three shares of common stock of the Company for each share held by them immediately following the Initial Reverse Split. These rights or warrants will be exercisable at a formula that results in an exercise price of eighty percent (80%) of the Market Price on the date of exercise, Market Price being defined as the closing sale price on the date of exercise; but not less than $2.00 per share. Notwithstanding the foregoing sentence, however, the minimum exercise price shall be $2.00 per share. The date of exercise shall be the date that the right or warrant is duly surrendered to the Company's transfer agent for exercise, with proper payment attached, and every exercise shall be deemed made after the market close on the date of exercise. Prior to distribution, such rights or warrants and the common stock purchasable upon the exercise of the rights or warrants shall have been registered under the Securities Act of 1933,as amended (the "Act") on an appropriate form.

PROHIBITION OF SUBSEQUENT REVERSE SPLITS. For a period of two years following the Closing, the Company, pursuant to the terms of the Agreement, will not effect a "prohibited recapitalization." A "prohibited recapitalization" is defined as a reverse split, other than the initial reverse split mentioned above, or a combination of the Company's common shares, including any merger, stock exchange or other reorganization which has the effect of changing any issued and outstanding common share of the Company into less than one common share; provided, that the term "prohibited recapitalization" does not include any cancellation, partial cancellation or readjustment of shares issued by the Company in the normal course of business which relates only to shares issued after the Closing Date and not to all common shares of the Company then issued and outstanding. The former Cryocon Shareholders expressly agree that, during the two years, they will not vote for or support any prohibited recapitalization nor grant a proxy or other voting right to a person other than a Cryocon Holder to vote at any meeting or act by written consent on a proposal to effect a prohibited recapitalization, and will affirmatively oppose any attempt to effect a prohibited recapitalization during the two years, unless approved.

INFORMATION CONCERNING  CRYOCON

GENERAL INFORMATION

Cryocon is a privately held corporation organized under the laws of the State of Utah in October 1999. Cryocon's authorized capital stock consists of 20,000,000 shares of common stock, with no par value, of which 11,000,000 shares have been issued and are outstanding, and no shares of Preferred Stock are authorized. All of the Cryocon Shares have been duly authorized, validly issued, and are fully paid and nonassessable. Cryocon has issued convertible debentures (the "Cryocon Debentures") in the aggregate principal amount of $2,864,731.00. The Cryocon Debentures are convertible into approximately 7,602,251 shares of the common stock of the Company, after the Closing. Additionally, immediately upon closing of the Merger between ISO Block, USA and Cryocon, Inc., Cryocon will issue an additional debenture for the payment of $1,000,000.00: $500,000.00 upon closing; and, $500,000.00 within 30 days of closing. This debenture is convertible into 333,333.33 shares of common stock.

CRYOCON'S BUSINESS

Cryocon, Inc. was organized to provide deep cryogenic tempering of materials to relieve stress and enhance durability and wear. Deep cryogenic tempering is a process which includes the application of extremely low temperatures (apx-300F) utilizing a computer controlled process. On November 10, 1999, Mr. Brunson executed an agreement to purchase Cryo-Accurizing Division and the Tri-Lax Process from 300 Below Inc. for approximately $449,000 in cash, of which a portion was paid as a down payment and the balance evidenced by a promissory note. On December 10, 1999, Cryocon acquired Cryo-Accurizing Division and the Tri-Lax Process from Robert W. Brunson along with
Mr. Brunson's interests in a patent on the Cryo-Accurizing Division, for a combination of cash and a debenture for Cryocon stock, and Cryocon also assumed the obligation to pay the remaining balance of approximately $180,000.00 under the note to 300 Below Inc. Mr. Brunson developed both the Cryo-Accurizing Division and the Tri-Lax Process while an employee of 300 Below, Inc. and was a co-holder of the patent on the Cryo-Accurizing Division, which was awarded on February 2, 1999.

The Cryo-Accurizing Division and the Tri-Lax Process are the components of the patented process that Cryocon uses to perform deep cryogenic tempering, material stabilization and stress relief to firearms to improve accuracy, longevity and increase ease of cleaning. The Tri-Lax Process is a combination of cryogenic, electromagnetic and sonic treatment. The Cryo-Accurizing Division is one of many projects and divisions of Cryocon.

Cryocon currently has the capability to provide its customers with Deep Cryogenic Processing in its facilities in Utah. The process can be used for treating tooling (drill bits, dies, and punches), wear parts (forming dies, extrusion equipment, and hammer mills), and many other items including motor parts, razor blades, firearms, pantyhose, musical instruments, and softball bats. Cryocon's process has numerous applications in the aerospace, mining, energy, electronic, medical and manufacturing industries.

In addition, Cryocon intends to manufacture cryogenic processors, which are machines used to cryogenically treat materials. The cryogenic processors can be custom designed to the purchasers' specifications. Cryocon also intends to manufacture a tabletop cryogenic processor.

MARKET POSITION AND COMPETITION

There are several cryogenic companies. Most are small, under-capitalized companies. Of these companies, only approximately six have any measurable sales, and those sales only range from approximately $250,000 to $650,000 per year. These companies either perform cryogenic processing or sell cryogenic processors. It appears that none attempt to provide both services.

Cryocon believes that its products and services can outperform its competitors in virtually all situations, and provide its customers with a superior product. First, Cryocon will provide its customers with custom processors to their specifications. Cryocon's research indicates that the performance and flexibility of its processors is superior to anything on the market today, and provides more features and have superior performance to its competitor's products.

Cryocon's competitors have the advantage of proximity to their customers. Cryocon's management intends to overcome this disadvantage through its knowledgeable sales force, and a management and staff with a superior understanding of the technology of the cryogenic process and the eventual placement of processing facilities strategically located across the United State and abroad.

Cryocon also anticipates that it will expand by providing franchises. Cryocon plans to provide each franchise with extensive training, technical support and consistent follow-through.

To promote its sales, Cryocon intends to advertise in major trade journals and magazines, such as Advanced Materials & Processes, Cutting Tool Engineering, and Modern Application News and many other industry specific publications.



     MANAGEMENT EXERCISES SIGNIFICANT CONTROL

Cryocon's management group and directors will own and control approximately 87.6% of the shares of the Company's Common Stock, after Closing, and therefore be able to significantly influence the management and affairs of the Company and have the ability to control all matters requiring stockholder approval.



FUTURE CAPITAL NEEDS, UNCERTAINTY OF ADDITIONAL FUNDING

Cryocon's operation to date consumed substantial amounts of cash. The negative cash flow from operations is expected to continue and may accelerate in the foreseeable future. The rate at which the Company expends its resources is variable and may accelerate, depending on many factors, many of which are outside the control of the Company, including the continued progress of the Company's research and development of new process applications; the cost, the timing, and outcome of further regulatory approvals; the expenses of establishing a sales and marketing force, the timing and cost of establishing or procuring additional requisite production and other manufacturing capacities, the cost; if any, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and the status of competitive products and the availability of other financing.

Cryocon anticipates that it will require additional financing to fund its operations. Future financing may result in the issuance of debt, preferred stock and Common Stock securities, in dilution to the holders of the Common Stock. Any such financing, if required, may not be available on satisfactory terms or at all. There can be no assurance that additional investments or financing will be available as needed to support the development of the products. Failure to obtain such capital on a timely basis could result in lost business opportunities, or the financial failure of the company.




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


Dated: August 14, 2000

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