Form 10KSB/A
period 2000-03-31
ISO BLOCK PRODUCTS USA INC
filed 2000-08-23
CIK 837014

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                       Yes  X      No

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

     Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company planned to form strategic partnerships with prospective or existing franchise operations
("Franchisers") under which it will provide them with marketing and sales services plus business and legal services in return for an equity interest in, and/or a portion of their royalties. On August 31, 1999 the Company transferred its holdings in Franchise Connection and Magna Dry, LLC to a stockholder in exchange for the assumption of all debts of Franchise Connection and Magna-Dry, USA, LLC.

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

Results of Operations   Fiscal Year 1998

     The Company realized a loss of $308,106 on total revenue of $286,000 for the fiscal year ended March 31, 1999. As of March 31, 1999 the Company had accumulated a deficit since inception of $3,168,615. The loss realized was primarily due to an extra ordinary item, related to the non performance of the "German Grundschulden" (mortgages) which are being presented for foreclosure, the construction costs for the homebuilding activities and costs associated with the beginning operations of Franchise Connection and the initial development of Magna-Dry LLC.

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

Plan of Operation

     The Company intends to continue its construction program as long as the residential real estate business climate continues its intensity in Colorado and capital becomes available. If the Company is not able to find the necessary capital to grow its "general contractor" business, the Company will consider either sale or merger. Every effort will continue to raise the necessary capital or move into the industry with available capital to expand and grow the business.

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

Compensatory Stock Option Plan

     The Company has adopted the 1993 Compensatory Stock Option Plan for officers, employees, potential key employees, non-employee directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 1,000,000 Common Shares to be issued upon the exercise of options granted under the CSO

Plan. The CSO Plan is intended to qualify as an "incentive stock option" plan under Section 422 of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options, but will realize income (or capital loss) at the time the options are exercised to purchase Common Stock. The amount of income will be equal to the difference between the exercise price and the fair market value of the Common Stock on the date of the exercise. The Board of Directors or a Compensation Committee of directors will administer the CSO Plan. No options were granted in our outstanding as of the fiscal Year ended March 31, 2000.

Grant of Non-Plan Options

     At the Closing, resigning Company officers and directors Egin Bresnig and Dean Wicker, and Iso Block's counsel John D. Brasher Jr., will cease to be affiliates of the Company, as defined in Rule 144(a) under the Act. Egin Bresnig and Dean Wicker will be, at any time commencing three months after the Closing, will be entitled to remove of all restrictive legends from and stop transfer orders affecting the certificate(s) evidencing their outstanding shares of the Company at any time upon request without need of legal opinion. On February 12, 2000, the Company issued to Egin Bresnig, Dean Wicker and John Brasher options exercisable for a five-year period to purchase an aggregate of 1,500,000 common shares of the Company at a price of $0.125 per share (the "Options"), as shown below:

         Egin Bresnig                         500,000
         Dean Wicker                          500,000
         John D. Brasher Jr.                  500,000
                                            ---------
         TOTAL                              1,500,000
                                            =========

     The shares of the Company's stock that may be issued to Bresnig, Wicker and Brasher upon their exercise of the options are registered under the Act under the cover of a registration statement on Form S-8, and when the 1,500,000 shares are purchased by exercise of the options, the shares will be unrestricted and freely tradable.

Compensation of Directors

     No person was compensated by the Company for serving as a director during the fiscal year ended March 31, 2000. While no such compensation is currently anticipated, the Company believes it is possible that in the future directors may be paid for serving on the Board of Directors and on committees of directors.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information regarding compensation paid to the Company's Chief Executive Officer and Secretary during the last two fiscal years. No officer received a salary or bonus for the fiscal year ended March 31, 2000.

                           SUMMARY COMPENSATION TABLE

Long-Term Compensation
--------------------------------

                Annual Compensation             Awards      Payouts

  (a)       (b)    (c )   (d)    (e)     (f)        (g)     (h)       (i)

Name and                              Restricted   No. Of    $         All
Principal                                Stock     Ops &    LTIP     Other ($)
Position   Year  Salary  Bonus  Other  Awards ($)   SARs   Payouts    Comp.
---------  ----  ------  -----  -----  ----------   ----   -------    ------
Egin
Bresnig
CEO        2000      $0    -0-   N/A         -0-   500,000     $0        $0
           1999      $0    -0-   N/A         -0-        $0     $0        $0

Dean
Wicker
CFO,
Sec.       2000      $0    -0-   N/A         -0-   500,000     $0        $0
           1999      $0    -0-   N/A         -0-        $0     $0        $0



                   OPTIONS GRANTED DURING THE 2000 FISCAL YEAR

Individual Grants
-----------------

(a)            (b)              (c )             (d)                 (e)

            Number of    % of Total Options
            Securities       Granted To
            Underlying        Employees     Exercise or Base
Name     Options Granted   in Fiscal Year   Price ($ / Share)  Expiration Date
----     ---------------   ---------------  -----------------  ---------------
Egin
Bresnig     500,000              50%             $0.125         02-11-2005

Dean
Wicker      500,000              50%             $0.125         02-11-2005



OPTIONS EXERCISED IN LAST FISCAL YEAR and FISCAL YEAR-END OPTION VALUES


(a)          (b)            (c)            (d)               (e)

                                        Number of             $
                                        Securities         Value of
                                        Underlying      Unexercised In-
                                       Unexercised        The-money
          Number of                   Options at FY     Options at FY
       Shares Acquired      $        End Exercisable/  End Exercisable/
Name     on Exercise  value Realized  Unexercisable      Unexercisable
----     -----------  --------------  -------------      -------------

Egin
Bresnig     None           None       500,000 / None   $437,500.00 / None

Dean
Wicker      None           None       500,000 / None   $437,500.00 / None

     Mr. Bresnig and Mr. Wicker each were granted options for a 5-year period on February 12, 2000, to purchase 500,000 shares of the Company's common stock at a price of $0.125 cents, which exceeded the fair value of the common shares on the date of grant.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

(a)(b) Security Ownership.

     The following table sets forth as of April 30, 2000, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

                   Name and Address             Amount & Nature of      Percent
Title of Class    Of Beneficial Owner          Beneficial Ownership     of Class
--------------    -------------------          --------------------     --------
Common Stock      * Egin Bresnig                     656,500 (1)         11.75%
no par value        8037  So. Datura Street
                    Littleton, CO 80120

SAME              * Dean Wicker                      667,500 (1)         11.95%
                    5176 East Davis Drive
                    Littleton, Colorado 80122

SAME              * Karin S. Kuhbander                   -0-              ----
                    8037 South Datura Street
                    Littleton, CO 80120

SAME                Johnny M. Wilson                 462,500              8.28%
                    1885 S. Evanston
                    Aurora, Colorado 80012

SAME                Cilla Berndt                     291,128              5.21%
                    Mering, Germany

SAME                Paul Schneider                   600,000             10.75%
                    Klingstepen 12
                    D-31688 Wipperfurth,
                    Germany

SAME                John D. Brasher Jr.              665,000 (1,2)       11.91%
                    90 Madison Street, Ste 707
                    Denver, Colorado 80206

                  * All officers and directors     1,324,000             23.71%
                     as a group (3 persons)

(1) Includes 500,000 shares subject to purchase pursuant to an option granted on February 12, 2000, which is exercisable for a five-year period at a price of $0.125 per share.

(2) Includes 165,000 shares owned by Yakima Corp., as to which Mr. Brasher shares beneficial ownership with his spouse.

Item 12. Certain Relationships and Related Transactions.

     No officer, director or employee of the Company received a salary of $60,000 or more in the fiscal year ended March 31, 2000 or 1999. There were no transactions, or series of transactions, for the fiscal years ended March 31, 2000 or 1999, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

                                Table of Contents

INDEPENDENT AUDITOR'S REPORT                                    F-2

Financial Statements

                   Balance Sheets                               F-3
                   Statements of Operations                     F-4
                   Statements of Shareholder's Equity           F-5
                   Statement of Cash Flows                      F-6
                   Notes to Financial Statements                F-7-F-10

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
IDO BLOCK PRODUCTS USA, INC.


I have audited the accompanying balance sheets of ISO Block Products USA Inc., as of March 31, 2000 and 1999 and the related statements of operations, shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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



/s/ Larry O'Donnell, CPA, PC
----------------------------
Larry O'Donnell, CPA, PC
April 28, 2000
Aurora, Colorado

                          ISO BLOCK PRODUCTS USA, INC.
                     CONSOLIDATED COMPARATIVE BALANCE SHEET

                                     ASSETS

                                                            March 31,
Current Assets                                       2000               1999
--------------                                       ----               ----
Cash                                              $       458       $     5,135
Mortgage receivable                                    16,200            16,200
Inventory-work in progress                               --              34,540
                                                  -----------       -----------
   Total Current Assets                                16,658            55,875

Property & Equipment
--------------------
Office equipment                                         --               9,071
Vehicle                                                  --              14,273
Less: accumulated depreciation                           --              (4,333)
                                                  -----------       -----------
   Net Property & equipment                              --              19,011


TOTAL ASSETS                                      $    16,658       $    74,886


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                                       26,304            54,383
Notes payable                                            --             150,360
Accrued interest payable                                 --              26,304
                                                  -----------       -----------
   Total Current Liabilities                           26,304           231,047

Stockholders' Equity
--------------------
Preferred Stock, No Par Value,
   10,000,000 Shares Authorized,
   116,370 Shares Outstanding                         114,690           114,690
Common Stock, 50,000,000 Shares
   Authorized, 4,083,984 and
   4,041,484 Shares Outstanding,
   respectively                                     2,898,306         2,897,764
Contributed capital                                     4,225              --
Accumulated deficit                                (3,026,867)       (3,168,615)
                                                  -----------       -----------
   Total Stockholders' Equity                          (9,646)          156,161

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY                                16,658            74,886


The accompanying notes are an integral part of these financial statements.

                          ISO BLOCK PRODUCTS USA, INC.
                            CONSOLIDATED COMPARATIVE
                             STATEMENT OF OPERATIONS

                                                             March 31,
INCOME                                               2000               1999
------                                               ----               ----
Sales                                             $   118,460       $   286,000

Operating Expenses
------------------
Cost of Goods Sold                                     55,406           254,440
General and Administrative                              7,684            32,365
                                                  -----------       -----------
                                                       63,090           286,805
                                                  -----------       -----------

Income (Loss) From Operations                          55,370              (805)


Loss from operations of
   discontinued subsidiariesOther                        --            (307,301)
Gain on disposal of subsidiaries                       86,378              --
                                                  -----------       -----------

   Net Income (Loss)                              $   141,748       $  (308,106)

Earnings (Loss) Per Common Share                  $      0.04       $     (0.08)

Weighted Average Shares                             4,046,457         3,996,292



The accompanying notes are an integral part of these financial statements.

                                        ISO BLOCK PRODUCTS USA, INC.
                                   CONSOLIDATED COMPARATIVE STATEMENT OF
                                           STOCKHOLDERS' EQUITY


                          Preferred                    Common               Contr-       Accumu-
                            Stock                       Stock               ibuted        lated
                     Shares       Amount         Shares       Amount        Capital      Deficit          Total
                     ------       ------         ------       ------        -------      -------          -----
Balance at
March 31, 1998       116,370   $   114,690     3,854,730   $ 2,867,464          --     $(2,860,509)    $   121,645

Issue of
Common
Shares                                           186,754        30,300                                      30,300

Net (loss)
for Year                --            --            --            --            --        (308,106)       (308,106)

Balance at
March 31, 1999       116,370   $   114,690     4,041,484   $ 2,897,764          --     $(3,168,615)    $   156,161

Common
Stock
issued for
Services                                          42,500           542                                         542

Services
paid by
Officer                                                                        4,225                         4,225

Net income
for Year                --            --            --            --            --         141,748         141,748

Balance at
March 31, 2000       116,370   $   114,690     4,083,984   $ 2,898,306   $     4,225   $(3,026,867)    $    (9,646)




The accompanying notes are an integral part of these financial statements.

                          ISO BLOCK PRODUCTS USA, INC.
                            CONSOLIDATED COMPARATIVE
                             STATEMENT OF CASH FLOWS

                                                                March 31,
Cash Flow From Operating Activities                        2000          1999
-----------------------------------                        ----          ----
Net Income (loss)                                       $ 141,748     $(308,106)
    Depreciation                                              500         2,000
    Write down of investment franchise                       --         114,233
    Gain on discontinued operations                       (86,378)         --
    Services paid by officer                                4,225          --
    Common stock issued for expenses                          542        30,300
    (Increase) Decrease in:
    Accounts receivable- trade                               --         135,850
    Accounts receivable- officer                             --           2,000
    Inventory-work in process                              34,540       200,954
    Deposits                                                 --           2,551
    Increase (Decrease) in:
    Accounts payable                                          146       (26,998)
    Accrued interest-payable                                 --           8,117
                                                        ---------     ---------
         Net Cash Used in Operating
            Activities                                     95,323       160,901

Cash Flows From Financing Activities
------------------------------------
Proceeds From Notes Payable                                  --          24,300
Payments on Notes Payable                                (100,000)     (184,300)
                                                        ---------     ---------
   Net Cash Provided by (used in)
       Financing activities                              (100,000)     (160,000)

Net Increase (decrease) in Cash                            (4,677)          901

Cash-Beginning of Year                                  $   5,135     $   4,234

Cash-End of Year                                        $     458     $   5,135


Supplemental disclosure of cash flow information

Cash paid during the year for Interest                  $    --       $  16,101

Noncash investing and financing activities:
  Common stock issued for expenses                      $     542     $  30,300

  Service paid by capital contributions                 $   4,225     $    --


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

Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company plans to form strategic partnerships with prospective or existing franchise operations (Franchisers) under which it will provide them with marketing and sales services plus business and legal services in return for an equity interests in, and/or a portion of their royalties. On August 31, 1999, the Company transferred all of its subsidiaries to a shareholder for relief of their debt.

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

During the year ended March 31, 2000, the Company utilized a portion of its net operating loss carryover recognizing a benefit of approximately $40,000 which reduced the entire amount of its income tax expense.

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

2.2 Exchange Agreement and Plan of Reorganization dated December 27, 1996 (incorporated by reference to Exhibit 2.1 to Form 8-K
       dated January 24, 1997).......................................   *

2.3  Unwinding and Stock Exchange Agreement dated Aug. 31, 1999, among the Company, Brasher & Company, Johnny M. Wilson,
       Franchise Connection, Inc., and Magna Dry LLC ................   *

3.1  Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to registration statement on Form
       S-18 of Champion Computer Rentals, Inc., file no. (33-23257-D)   *

3.3  Bylaws of the Company (incorporated by reference to Exhibit on
       Form 10-KSB for fiscal year ended 1993).......................   *

3.4  Certificate of Amendment and Restatement to Articles of
       Incorporation (incorporated by reference to Exhibit 3.4 to
       Form 8-K dated February 10, 1994).............................   *

3.5  Certificate of Amendment to Articles of Incorporation, changing the Company's name to Iso-Block Products USA, Inc.
       (incorporated by reference to Exhibit 2 to registration
       statement on Form 8-A, file no. 0-25810)......................   *

3.6  Certificate of Designation Establishing Series A, Non-Voting
       Convertible Preferred Stock (incorporated by reference to
       Exhibit 3.6 to Form 10-KSB for fiscal year ended March 31,
       1996..........................................................   *

4.1  Specimen common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to registration statement on Form
       S-18 of Champion Computer Rentals, Inc., file no. 33-23257-D).   *

4.2  Specimen Series A, Non-Voting Convertible Preferred Stock
       certificate (incorporated by reference to Exhibit 4.2 to Form
       10-KSB for fiscal year ended March 31, 1996) .................   *

10.1   1993 Compensatory Stock Option Plan (incorporated by reference
         to Exhibit 10.1 to Form 8-K dated February 10, 1994) .......   *

10.2   1993 Employee Stock Compensation Plan (incorporated by
         reference to Exhibit 10.2 to Form 8-K dated February 10,
         1994).......................................................   *

27.1   FINANCIAL DATA SCHEDULE

99.1   Common Stock Option dated Feb. 12, 2000, granted to Egin
         Bresnig (incorporated by reference to Exhibit 99.1 to
         registration statement on Form S-8, file no. 333-41558).....   *

99.2   Common Stock Option dated Feb. 12, 2000, granted to Dean
         Wicker (incorporated by reference to Exhibit 99.2 to
         registration statement on Form S-8, file no. 333-41558).....   *

99.3   Common Stock Option dated Feb. 12, 2000, granted to John
         Brasher (incorporated by reference to Exhibit 99.3 to
         registration statement on Form S-8, file no. 333-41558).....   *

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


                                         ISO BLOCK PRODUCTS USA, INC.


                                         By: /s/ Egin Bresnig
                                         --------------------
                                         Egin Bresnig, President
                                         and Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    NAME                      TITLE                              DATE
    ----                      -----                              ----

/s/ Egin Bresnig              Director, President,
    Egin Bresnig              Chief Executive Officer         Aug. 11, 2000


/s/ Dean Wicker               Director,
    Dean Wicker               Chief Financial Officer         Aug. 11, 2000


    Karin S. Kuhbander        Director