Form 10QSB
period 2000-09-30
CRYOCON INC
filed 2000-11-14
CIK 837014

Document is copied.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2000               Commission File No.33-30476-D


                                  CRYOCON, INC.
             (Exact name of registrant as specified in its charter)


                                    COLORADO
                         (State or other jurisdiction of
                         incorporation or organization)

                              2250 North 1500 West
                                Ogden, Utah 84401
                   (Address of Principal's Executive Offices)

                                   84-1O26503
                      (I.R.S. Employer Identification No.)



                                 (801) 395-2796
                  (Registrant's Telephone No. Incl. area code)



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

                                 Yes _X_ No ___

                 The number of shares outstanding of each of the
                  Registrant's classes of common equity, as of
                        November 1, 2000, are as follows:

         Class of Securities                           Shares Outstanding
         -------------------                           ------------------
         Common Stock, no par value                    18, 061,811

                                      INDEX

                                                                       Page of
                                                                        Report

PART I          FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets
         (September 30, 2000 and March 31, 2000........................      3

         Consolidated Statement of Operations..........................      4

         Consolidated Statement of Stockholder's Equity................      5

         Consolidated Statement of Cash Flows .........................      7

         Notes to Unaudited Financial Statements.......................      8


Item  2. Management's Discussion and Analysis and
         Plan of Operation.............................................      15


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................      18

Item 2.  Changes in Securities and Use of Proceeds.....................      18

Item 3.  Defaults Upon Senior Securities...............................      19

Item 4.  Submission of Matters to a Vote of Security Holders. .........      19

Item 5.  Other Information.............................................      19

Item 6.  Exhibits and Reports on Form 8-K..............................      19



         Signatures....................................................      20

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      September 30, 2000 and March 31, 2000

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------


                                                                                September 30,      March 31,
                                                                                  2000                2000
                                                                                -------------      ---------
                                                                               (Unaudited)

CURRENT ASSETS

   Cash                                                                    $          124,257  $          71,771
   Accounts receivable, net                                                            33,245             12,611
   Prepaid expenses                                                                     5,144             -
                                                                           ------------------  -----------------

     Total Current Assets                                                             162,646             84,382
                                                                           ------------------  -----------------

PROPERTY AND EQUIPMENT, NET (Note 2)                                                2,380,246          2,260,585
                                                                           ------------------  -----------------

OTHER ASSETS

   Other assets                                                                         9,133             -
   Patents, trademarks and licenses, net (Note 1)                                     404,100            419,067
                                                                           ------------------  -----------------

     Total Other Assets                                                               413,233            419,067
                                                                           ------------------  -----------------

     TOTAL ASSETS                                                          $        2,956,125  $       2,764,034
                                                                           ==================  =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                        $          157,261  $          75,705
   Accrued expenses                                                                   267,405             80,320
   Current portion long-term debt (Note 4)                                          2,900,000          2,863,149
                                                                           ------------------  -----------------

     Total Current Liabilities                                                      3,324,666          3,019,174
                                                                           ------------------  -----------------

LONG-TERM LIABILITIES

   Note payable, related party (Note 3)                                                50,000             50,000
   Long-term debt (Note 4)                                                          1,636,727            187,291
                                                                           ------------------  -----------------

     Total Long-Term Liabilities                                                    1,686,727            237,291
                                                                           ------------------  -----------------

     TOTAL LIABILITIES                                                              5,011,393          3,256,465
                                                                           ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized of no
    par value, 12,263,974 and 11,000,000 shares issued
    and outstanding, respectively                                                     513,708            577,500
   Deficit accumulated during the development stage                                (2,568,976)        (1,069,931)
                                                                           ------------------  -----------------

     Total Stockholders' Equity (Deficit)                                          (2,055,268)          (492,431)
                                                                           ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                     $        2,956,125  $       2,764,034
                                                                           ==================  =================

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                      Consolidated Statement of Operations
                                   (Unaudited)




                                                                                                                      From
                                                                                                                   Inception on
                                                          For the                           For the                 October 20,
                                                     Six Months Ended                   Three Months Ended         1999 Through
                                                      September 30,                       September 30,            September 30,
                                                  2000             1999              2000            1999              2000
                                             ----------------  ---------------   --------------  --------------   ----------------


REVENUES

   Sales                                     $         81,411  $        -        $       40,996  $       -        $        103,916
                                             ----------------  ---------------   --------------  --------------   ----------------

COST OF SALES

   Supplies and materials                              14,641           -                 7,300          -                  21,620
                                             ----------------  ---------------   --------------  --------------   ----------------

GROSS MARGIN                                           66,770           -                33,696          -                  82,296
                                             ----------------  ---------------   --------------  --------------   ----------------

EXPENSES

   Advertising                                        199,547           -               133,691          -                 253,071
   Depreciation and amortization                       76,085           -                37,159          -                 118,384
   General and administrative                       1,075,050           -               705,933          -               2,038,540
                                             ----------------  ---------------   --------------  --------------   ----------------

     Total Expenses                                 1,350,682           -               876,783          -               2,409,995
                                             ----------------  ---------------   --------------  --------------   ----------------

OPERATING LOSS                                     (1,283,912)          -              (843,087)         -              (2,327,699)
                                             ----------------  ---------------   --------------  --------------   ----------------

OTHER (EXPENSE)

   Interest expense                                  (215,133)          -              (107,566)         -                (241,277)
                                             ----------------  ---------------   --------------  --------------   ----------------

     Total Other (Expense)                           (215,133)          -              (107,566)         -                (241,277)
                                             ----------------  ---------------   --------------  --------------   ----------------

NET LOSS                                     $     (1,499,045) $        -        $     (950,653) $       -        $     (2,568,976)
                                             ================  ===============   ==============  ==============   ================

BASIC LOSS PER SHARE                         $          (0.14) $        -        $        (0.09) $       -
                                             ================  ===============   ==============  ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                11,035,110           -            11,070,221          -
                                             ================  ===============   ==============  ==============

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)


                                                                                                    Deficit
                                                                                                 Accumulated
                                                                                                  During the
                                                                    Common Stock                 Development
                                                             Shares               Amount            Stage
                                                             ------               ------        ------------


Balance at inception on
 October 20, 1999                                                  -       $           -       $          -

October 30, 1999, issuance of common
 stock to founders for services at $0.00
 per share                                                          1,000              -                  -

November 10, 1999, issuance of common
 stock to founders for services at $0.00
 per share                                                        524,000              -                  -

December 10, 1999, issuance of common
 stock to founders for services and
 intangible assets at $0.00 per share                           9,700,000              -                  -

November 10, 1999, issuance of common
 stock for services at $0.75 per share                            100,000              75,000             -

November 10, 1999, issuance of common
 stock for cash at $0.50 per share                                 10,000               5,000             -

November 10, 1999, issuance of common
 stock for services at $0.50 per share                              5,000               2,500             -

November 10, 1999, issuance of common
 stock for cash at $0.50 per share                                 10,000               5,000             -

November 10, 1999, issuance of common
 stock for cash at $0.50 per share                                  4,000               2,000             -

November 10, 1999, issuance of common
 stock for services at $0.50 per share                             16,000               8,000             -

November 10, 1999, issuance of common
 stock for services at $0.75 per share                            100,000              75,000             -

November 10, 1999, issuance of common
 stock for services at $0.75 per share                            500,000             375,000             -

November 10, 1999, Issuance of common
 stock for cash at $1.00 per share                                 10,000              10,000             -
                                                       ------------------  ------------------  -----------------

Balance forward                                                10,980,000  $          557,500  $          -
                                                       ------------------  ------------------  -----------------



                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) (Continued)


                                                                                                    Deficit
                                                                                                 Accumulated
                                                                                                  During the
                                                                    Common Stock                 Development
                                                             Shares               Amount            Stage
                                                             ------               ------        ------------


Balance forward                                                10,980,000  $          557,500  $          -

November 11, 1999, issuance of common
 stock for cash at $1.00 per share                                 10,000              10,000             -

November 10, 1999, issuance of common
 stock for cash at $1.00 per share                                 10,000              10,000             -

Net loss from inception on
 October 20, 1999 through
 March 31, 2000                                                    -                   -              (1,069,931)
                                                       ------------------  ------------------  -----------------

Balance, March 31, 2000                                        11,000,000             577,500         (1,069,931)

September 21, 2000, recapitalization
 (unaudited)                                                    1,248,974             (71,292)            -

September 21, 2000, common stock
 issued for cast at $0.50 per share
 (unaudited)                                                       15,000               7,500             -

Net loss for the six months ended
 September 30, 2000 (unaudited)                                    -                   -              (1,499,045)
                                                       ------------------  ------------------  -----------------

Balance, September 30, 2000 (unaudited)                        12,263,974  $          513,708  $      (2,568,976)
                                                       ==================  ==================  =================

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                                                       From
                                                                                                                    Inception on
                                                         For the                          For the                    October 20,
                                                    Six Months Ended                  Three Months Ended            1999 Through
                                                      September 30,                     September 30,              September 30,
                                                  2000             1999              2000            1999              2000
                                             ----------------  ---------------   --------------  --------------   ----------------



CASH FLOWS FROM OPERATING
 ACTIVITIES

   Net (loss)                                $     (1,499,045) $        -        $     (950,653) $       -        $     (2,568,976)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     (Increase) decrease in accounts
      receivable                                      (20,635)          -                (5,718)         -                 (33,246
     Amortization and depreciation                     76,085           -                37,159          -                 118,584
     (Increase) decrease in other assets              (14,277)          -                21,677          -                 (14,277)
     Common stock issued for service                   -                -                -               -                 535,500
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts
      Payable and accrued expenses                    197,349           -               167,557          -                 353,374
                                             ----------------  ---------------   --------------  --------------   ----------------

       Net Cash Used by Operating
        Activities                                 (1,260,523)          -              (729,978)         -              (1,609,241)
                                             ----------------  ---------------   --------------  --------------   ----------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

   Purchase or development of
    intangibles                                        -                -                -               -                (449,000)
   Equipment purchases                               (180,778)          -               (21,436)         -                (403,729)
   Purchase of building                                -                -                -               -              (2,050,000)
                                             ----------------  ---------------   --------------  --------------   ----------------

       Net Cash (Used) by Investing
        Activities                                   (180,778)          -               (21,436)         -              (2,902,729)
                                             ----------------  ---------------   --------------  --------------   ----------------

CASH FLOWS FROM FINANCING
 ACTIVITIES

   Issuance of common stock for cash                    7,500           -                 7,500          -                  49,500
   Issuance of notes payable                        1,848,626           -               853,640          -               4,954,472
   Payments made on notes payable                    (362,339)          -              (106,824)         -                (367,745)
                                             ----------------  ---------------   --------------  --------------   ----------------

       Net Cash Provided by Financing
        Activities                                  1,493,787           -               754,316          -               4,636,227
                                             ----------------  ---------------   --------------  --------------   ----------------

NET INCREASE IN CASH AND
 CASH EQUIVALENTS                                      52,486           -                 2,902          -                 124,257

CASH AT BEGINNING OF PERIOD                            71,771           -               121,355          -                  -
                                             ----------------  ---------------   --------------  --------------   ----------------

CASH AT END OF PERIOD                        $        124,257  $        -        $      124,257  $       -        $        124,257
                                             ================  ===============   ==============  ==============   ================


                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                Consolidated Statement of Cash Flows (Continued)
                                   (Unaudited)


                                                                                                                       From
                                                                                                                    Inception on
                                                         For the                          For the                    October 20,
                                                    Six Months Ended                  Three Months Ended            1999 Through
                                                      September 30,                     September 30,              September 30,
                                                  2000             1999              2000            1999              2000
                                             ----------------  ---------------   --------------  --------------   ----------------


CASH PAID FOR:

   Interest                                  $         55,832  $        -        $       16,002  $       -        $         59,776
   Income taxes                              $         -       $        -        $       -       $       -        $         -

Schedule of Non-Cash Financing Activities:

   Common stock issued for services          $         -       $        -        $       -       $       -        $        535,500


                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              General Information
              -------------------

              Cryocon, Inc. (the Company) is a privately held corporation organized under the laws of the State of Utah in October 1999. The Company is engaged in the study of extremely low temperatures and how materials react to those temperatures and treating various materials with those temperatures to improve their characteristics.

              The financial statements presented are those of Cryocon, Inc. (Company). The company was incorporated in the State of Utah on October 20, 1999. On September 21, 2000, ISO Block Products, USA, Inc. (ISO) changed its name to Cryocon, Inc. in conjunction with the merger with Cryocon, Inc. Prior to the acquisition of the Company, ISO had been seeking to merge with an existing, operating company.

              On August 16, 2000, ISO and the Company completed an Agreement and Plan of Reorganization whereby ISO issued 11,000,000 shares of its common stock in exchange for all of the outstanding common stock of Cryocon. Immediately prior to the Agreement and Plan or Reorganization, the Company had 1,248,974 shares of common stock issued and outstanding.

              The acquisition was accounted for as a recapitalization of Cryocon because the shareholders of Cryocon controlled the Company after the acquisition. Therefore, Cryocon is treated as the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Cryocon in the exchange. ISO is the acquiring entity for legal purposes and Cryocon is the surviving entity for accounting purposes. On September 21, 2000, the shareholders of the Company authorized a reverse stock split of 1-for-4. All references to shares of common stock have been retroactively restated.

              Revenue Recognition
              -------------------

              Revenue is recognized on an accrual basis when the product is shipped.

              Property and Equipment
              ----------------------

              Property and equipment are stated at cost with depreciation and amortization computed on the straight-line method. Property and equipment are depreciated over the following estimated useful lives:

                                                                         Years
                                                                         -----

                           Office furniture                               5-10
                           Machinery and equipment                        5
                           Building                                       39.5
                           Shop equipment                                 10


               Patents, Trademarks and Licenses
               --------------------------------

                                                                                                       Net Book
                                                                                                        Value
                                                 Term              Cost              Amortization       2000
                                            ----------------  ------------------  ---------------  ----------------

               Product rights                   5 years       $          100,000  $        16,666  $         83,334
               Customer lists, patents
                  and trademarks                5 years                  349,000           28,234           320,766
                                            ----------------  ------------------  ---------------  ----------------

                                                              $          449,000  $        44,900  $        404,100
                                                              ==================  ===============  ================

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Patents, Trademarks and Licenses (Continued)
               --------------------------------------------

              Product rights, customer lists, patents and trademarks have been capitalized and amortized over five years using a straight line method. The total amortization of production costs for the six months ended September 30, 2000 amounted to $44,900

              The Company evaluates the recoverability of intangibles and reviews the amortization period on an annual basis. Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

              Basic Loss Per Share
              --------------------



                                                                                For the            For the
                                                                               Three Months        Six Months
                                                                                 Ended               Ended
                                                                                September 30,      September 30,
                                                                                  2000               2000
                                                                           ------------------   ------------------

              Numerator - loss                                             $         (950,653)  $       (1,499,045)
              Denominator - weighted
               average number of
                shares outstanding                                                 11,070,221           11,035,110
                                                                           ------------------   ------------------

              Loss per share                                               $            (0.09)  $            (0.14)
                                                                           ==================   ==================

              Cash Flows
              ----------

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand and cash on deposit with banks.

              Income Taxes
              ------------

              The Company's tax basis is the same as the Company's financial statement basis. The Company has net operating loss carryforwards of approximately $2,568,976 available to offset future federal and state income tax through 2021. The Company has not recorded a tax benefit attributable to the carryforwards because realization of such has been offset by a valuation allowance for the same amount.

              Production Costs
              ----------------

              The Company classifies the costs of planning, designing and establishing the technological feasibility of development costs and charges those costs to expense when incurred. Costs of maintenance and customer support are charged to expense when costs are incurred.

              Advertising
              -----------

              The  Company   follows  the  policy  of  charging   the  costs  of
              advertising to expense as incurred.

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Estimates
              ---------

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Unaudited Financial Statements
              ------------------------------

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

              Change in Accounting Principles
              -------------------------------

              The Company adopted  Statement of Financial  Accounting  Standards
              (SFAS) No. 128, "Earnings Per Share" during the year ended March 31, 2000. In accordance with SFAS No. 128, diluted earnings per share must be calculated when an entity has convertible securities, warrants, options, and other securities that represent potential common shares. The purpose of calculating diluted earnings (loss) per share is to show (on a proforma basis) per share earnings or losses assuming the exercise or conversion of all securities that are exercisable or convertible into common stock and that would either dilute or not affect basis of EPS.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment as of September 30, 2000 are detailed in the following summary:

                                                                                                     Net Book
                                                                                 Accumulated          Value
                                                              Cost              Depreciation           2000
                                                            -----------         ------------         -----------
                                                            (Unaudited)         (Unaudited)          (Unaudited)


              Office furniture and fixtures             $          200,718  $           10,140  $          190,578
              Machinery and equipment                              177,872              11,463             166,409
              Building improvements                                 25,139                 367              24,772
              Building                                           2,050,000              51,514           1,998,486
                                                        ------------------  ------------------  ------------------

                       Total                            $        2,453,729  $           73,484  $        2,380,245
                                                        ==================  ==================  ==================

              Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the six months ended September 30, 2000 and 1999, amounted to $61,118 and $-0-, respectively.

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 3 -      NOTE PAYABLE - RELATED PARTY

              Note payable to a related party as of September 30, 2000 is detailed in the following summary:


                                                                                                        2000
                                                                                                     -----------
                                                                                                     (Unaudited)

              Note payable to CEO; with an interest rate of 10%;
               unsecured; is due January 3, 2003.                                               $           50,000

                     Total related party notes payable                                                      -

                     Less: current portion                                                                  -
                                                                                                ------------------

                     Long-term portion                                                          $           50,000
                                                                                                ==================

              Maturities of the related party debenture payable are as follows:

                                                    Period ending March 31, 2001                $           -
                                                                            2002                            -
                                                                            2003                            50,000
                                                                                                ------------------

                                                                            Total               $           50,000
                                                                                                ==================

NOTE 4 -      LONG-TERM DEBT

              Notes payable as of September 30, 2000 are detailed in the following summary:


                                                                                                       2000
                                                                                                       ----

              Note payable to a company; which includes
               interest at 9.5%; due September 2004, secured by vehicle.                        $           21,717

              Note payable to a company; which includes
               interest at 21%; due March 2005, secured by vehicle.                                         39,555

              Notes payable to a company; due
               December 2006, which includes interest at 8%.                                               182,455

              Convertible debentures to a company; due
               on demand, which includes interest at 10%.                                                2,843,000

              Note payable to a company due September 9, 2000,
               interest at 8%, secured by property.                                                      1,450,000
                                                                                                ------------------

                   Total long-term debt                                                                  4,536,727

                   Less: current portion                                                                 2,900,000
                                                                                                ------------------

                   Long-term portion                                                            $        1,636,727
                                                                                                ==================



                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 4 -      LONG-TERM DEBT (Continued)

              Maturities of long-term debt are summarized below:

                      Period ending March 31,           2001  $        2,900,000
                                                        2002             327,000
                                                        2003             327,000
                                                        2004             327,000
                                                        2005             327,000
                                                        2006             328,727
                                                              ------------------

                                                       Total  $        4,536,727
                                                              ==================

NOTE 5 -      COMMON STOCK

              On October 30, 1999, the Company issued 1,000 shares of its common stock, valued at $0.00 per share for cash of $-0-.

              On November 10, 1999, the Company issued 524,000 shares of its common stock, valued at $0.00 per share for services of $-0-.

              On December 10, 1999, the Company issued  9,700,000  shares of its
              common  stock,   valued  at  $0.00  per  share  for  services  and
              intangible assets of $-0-.

              On November 10, 1999, the Company issued 100,000 shares of its common stock, valued at $0.75 per share for services of $75,000.

              On November 10, 1999, the Company issued 10,000 shares of its common stock, valued at $0.50 per share for cash of $5,000.

              On November 10, 1999, the Company issued 5,000 shares of its common stock, valued at $0.50 per share for services of $2,500.

              On November 10, 1999, the Company issued 10,000 shares of its common stock, valued at $0.50 per share for cash of $5,000.

              On November 10, 1999, the Company issued 4,000 shares of its common stock, valued at $0500 per share for cash of $2,000.

              On November 10, 1999, the Company issued 16,000 shares of its common stock, valued at $0.50 per share for services of $8,000.

              On November 10, 1999, the Company issued 100,000 shares of its common stock, valued at $0.75 per share for services of $75,000.

              On November 10, 1999, the Company issued 500,000 shares of its common stock, valued at $0.75 per share for services of $375,000.

              On November 10, 1999, the Company issued 10,000 shares of its common stock, valued at $1.00 per share for cash of $10,000.

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 5 -      COMMON STOCK (Continued)

              On November 11, 1999, the Company issued 10,000 shares of its common stock, valued at $1.00 per share for cash of $10,000.

              On November 10, 1999, the Company issued 10,000 shares of its common stock, valued at $1.00 per share for cash of $10,000.

              On September 21, 2000, the Company issued 1,248,974 shares of its common stock for recapitalization.

              On September 21, 2000, the Company issued 15,000 shares of its common stock, valued at $0.50 per share for cash of $7,500.

NOTE 6 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to used the acquired publicly traded shell to facilitate the raising of equity capital. Until that time, the stockholders have committed to covering the operating costs of the Company.

NOTE 7 -      OPTIONS

              On July 17, 2000, the Corporate officers of the Company registered shares available under an Options which were part of the Agreement and Plan of Reorganization, executed on April 25, 2000. Egin Bresnig, Edward Dean Wicker and John D. Brasher each received under the Agreement options of 500,000 shares of the common stock. All the terms and conditions precedent under the Agreement and Plan of Reorganization were fulfilled and closing occurred on August 16, 2000. The Exercise price of the shares on August 16, 2000 was $0.125. The market value of said shares on that date was $0.875. Between August 16, 2000, and the date of the four to one reverse split on September 21, 2000, 15,000 shares were issued to Edward Dean Wicker. After the reverse split on September 21, 2000, the total number of shares available under these options were reduced to 125,000 shares each (less 3,750 to Mr. Wicker) at $0.50 a share. Since September 21, 2000, Mr. Wicker has exercised his options for a total of 6,500 shares of common stock and John Brasher has not exercised his options.

              On May 31, 2000, the Board of Directors of the Company voted to authorize the issuance of 1,000,000 shares of common stock for use as compensation to consultants, advisors, and various parties our market makers believed could provide a value to the establishment of and generation of funds for the corporation. On August 15, 2000, the authorized shares were extended to Mr. Todd Moore as an option for use in the manner anticipated by the Board of Directors. The exercise price of said shares was set at $0.10 per share. On August 15, 2000, the closing price of ISO Block's common stock was $0.875 per share. No shares have been issued under this option as of the date of this statement.

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                               September 30, 2000


NOTE 8 -      SUBSEQUENT EVENTS

              On October 27, 2000, Paragon provided Notices of Conversion for Paragon Venture Funds I-IV. Notice was subsequently provided to the Company's transfer agent to issue four certificates to Paragon Venture Funds I-IV in the amounts of 2,880,000; 1,294,000; 1,355,437; and, 237,500, respectively. The certificates have been issued and Paragon is in the process of dividing the current shares among the various investors in the Venture Funds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD LOOKING STATEMENTS:

This Management's Discussion and Analysis of Financial Condition and Plan of Operation and the documents incorporated in this document by reference include forward-looking statements under the Securities Act. In addition, from time to time, we have made or may make forward-looking statements orally or in writing. The words "may," "will," "expect," "anticipate," "believe," "estimate," "plan," "intend" and similar expressions have been used in this document and the documents incorporated in this prospectus by reference to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including,

  -    risks associated with managing and maintaining internal growth
  -    competition, including market competition,
  - changes in coverage or reimbursement practices of health maintenance organizations and private insurers
  - adverse results in regulatory matters, the adoption of adverse legislation or regulations, more aggressive enforcement of existing legislation or regulations or a change in the interpretation of existing legislation or regulations
  -    dependence on key members of management
  -    other risks described in this "Risk Factors" section
  -    other risks described from time to time in our filings with the SEC

We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this document and the documents incorporated in this document by reference. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements.

Overview

         ISO Block Products USA, Inc. ("Company") was incorporated in the State of Colorado, on April 28, 1986, under the name Champion Computer Rentals, Inc. The Company obtained funding from a public offering in order to engage in the sale and leasing of computers and related equipment. The Company's principal business operations through March 31, 1992 consisted of leasing out computers, peripheral products and software. The Company realized only nominal revenues through March 31, 1992. As March 31, 1992, the Company ceased its computer sale and leasing operation.

         On March 28, 1994, the Company entered into an Agreement and Plan of Reorganization with R-S Iso-Block Produktions GmbH, a German limited liability company ("Iso-Block GmbH"), Josef Ratey, an individual ("Ratey"), Helge Seidel, an individual ("Seidel"), and R-S Plus Investment Corp., a Florida corporation ("R-S PLUS"). Pursuant to the Reorganization Agreement, on March 31, 1995 the Company purchased from Ratey and Seidel all of the equity interest in Iso-Block GmbH, and purchased from R-S Plus all of its right, title and interest in and to Iso-Block GmbH, including all R-S Plus property heretofore contributed to Iso-Block GmbH and all R-S Plus's rights to Iso-Block profits, in exchange for the issuance of an aggregate of 2,000,000 shares of the Company's authorized but heretofore unissued common stock, no par value. In 1995, Iso-Block GmbH changed its name to R-S ISO-Block Produktions und Bautrager GmbH, which permitted it to engage in the business of constructing buildings as well as manufacture and production of building materials.

         In fiscal years ended 1995 and 1996, Iso-Block GmbH had certain operations in Germany. The Company wound down such operations in the closing months of 1996. Beginning 1996, the Company functioned entirely as a US company engaged in the business of residential home construction as general contractor.

         On January 24, 1997, the Company acquired 100% of the stock of Franchise Connection, Inc. and its wholly owned subsidiary Brilliant Marketing, Inc., ("Franchise Connection") a strategic conglomerate of new and emerging franchise companies and a team of franchise experts that work together to match the aspirations of entrepreneurs with viable analogous franchise concepts.

         Franchise Connection, Inc. was incorporated in Colorado in 1996 with headquarters in Denver, Colorado. The Company attempted to form strategic partnerships with prospective or existing franchise operations ("Franchisers") under which the Company planned to provide marketing and sales services plus business and legal services in return for an equity interest in, and/or a portion of their royalties. The Company targeted private companies that sought to franchise expertise or financial capacity to successfully engage in franchising. The Company offered comprehensive franchise marketing and consulting services to its franchisers companies including operations, personnel, management, training, legal and financial advice. In addition, Franchise Connection assumed total responsibility for the recruitment of franchisees, including national media advertising, trade show attendance, and other forms of promotion supported by a commissioned sales staff.

         Franchise Connection, Inc. developed Magna Dry LLC. Franchise Connection, Inc. formed a Colorado Limited Liability Company "Magna-Dry USA, LLC" of which was the sole member. Magna -Dry USA purchased the exclusive license to operate and franchise the Magna-Dry concept in total cleaning throughout the United States. Franchise Connections, Inc. executed a five-year license agreement with renewal options and paid a master franchise fee. The principal business was manufacturing, re-packaging, distribution and licensing of leading edge environmentally safe-cleaning services developed by an Australian formulator Charles C. Borg. Franchise Connection, Inc. had exclusive territorial rights to manufacture and distribute Magna-Dry products in the United States.

         On August 31, 1999 the Company, Franchise Connection, Magna Dry, Brilliant Marketing and certain individuals entered into a Unwinding Agreement due to the lack of cash on hand and lack of operating income. The discontinued operations resulted in $86,232 of liabilities that are no longer a responsibility of the Company.

         The Company entered into an Agreement and Plan of Reorganization, dated July 20, 1999, with MedScan Technologies, Inc., an Oklahoma corporation ("MedScan"), and the shareholders of MedScan (the "MedScan Holders"). In that agreement, the Company agreed to issue, at closing, 10 million shares of its common stock in exchange for all of the outstanding common stock of MedScan, all of the issued Class A common stock of American Capital Corporation, a Nevada corporation ("AMCAP"), and all of the common stock of Star Insurance Company, Ltd., an insurance company domiciled and licensed in the Federation of St. Kitts and Nevis, British West Indies ("STAR"). The Company terminated the agreement, based on failure of the closing to take place by the time required in the agreement, based on the fact that the selling holder of the STAR common stock repudiated the Exchange Agreement and announced its refusal to consummate the Exchange, and based on the failure or untruth of certain representations and warranties of MedScan made in the Exchange Agreement. The Company, by letter faxed to MedScan , notified MedScan of the termination. No person associated with MedScan, AMCAP or STAR ever become an officer or director of the Company.

         Until December 31, 1999, the Company's principal operations consisted of residential home construction as general contractor.

Current Business of the Company

         On August 16, 2000, the Company acquired 100% of the stock of Cryocon, Inc., a Utah Corporation (Hereinafter, "Cryocon"). Cryocon is the only operation subsidiary of the Company. Cryocon, was organized to provide deep cryogenic tempering of materials to relieve stress and enhance durability and wear. Deep cryogenic tempering is a process that includes the application of extremely low temperatures (approximately, -300F) utilizing a computer controlled process. On November 10, 1999, Mr. Brunson executed an agreement to purchase Cryo-Accurizing Division and the Tri-Lax Process from 300 Below Inc. for approximately $449,000 in cash, of which a portion was paid as a down payment and the balance evidenced by a promissory note. On December 10, 1999, Cryocon acquired Cryo-Accurizing Division and the Tri-Lax Process from Robert W. Brunson along with Mr. Brunson's interests in a patent on the Cryo-Accurizing Division, for a combination of cash and a debenture for Cryocon stock, and Cryocon also assumed the obligation to pay the remaining balance of approximately $180,000.00 under the note to 300 Below Inc. Mr. Brunson developed both the Cryo-Accurizing Division and the Tri-Lax Process while president of 300 Below, Inc. and was a co-holder of the patent on the Cryo-Accurizing Division, which was awarded on February 2, 1999.

         The Cryo-Accurizing is the patented process that Cryocon uses to perform deep cryogenic tempering, material stabilization and stress relief to firearms to improve accuracy, longevity and increase ease of cleaning. The Tri-Lax Process is a combination of cryogenic, electromagnetic and sonic treatment. The Cryo-Accurizing Division is one of many projects and divisions of Cryocon.

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

Plan of Operations

         Cryocon's plan of operation is to develop it's research and development program while focusing on sales and strategic alliances. There are many testing programs ongoing with major manufacturers in the mining, aerospace, automotive, military/weapons, and electronics industries. It is anticipated that these testing programs and strategic alliances will result in contracts which will generate significant revenues in the future.

         Specific research and development goals include extensive analytical testing of deep cryogenic effects on synthetic materials and electronics in addition to obtaining specific data concerning the beneficial effects of Cryocon's proprietary Deep Cryogenic Tempering process on various metals and alloys.

         Cryocon has also begun the development of proto-types of Cryogenic Processors that it is anticipated will find wide acceptance in a broad variety of professions and industries. It is anticipated that at least one proto-type will be unveiled at a major trade show early in 2001.

         Cryocon has also begun and plans to continue in a program of obtaining patent protection for it's proprietary process as well as specific applications. Cryocon anticipates having several patent grants, and/or applications pending prior to the end of the fiscal year 2000.

Liquidity and Capital Resources.

         Cryocon Inc., a Utah Corporation, commenced operations On January 3, 2000. As noted above, Cryocon was organized to provide Deep Cryogenic Tempering services and equipment to various industries. Also as noted above, Cryocon Inc, a Utah Corporation, was acquired by the Company on August 16, 2000. All discussions concerning finances, business operations, revenues and forward looking statements are referencing the business operations of Cryocon, Inc., a Utah Corporation which has been merged into the Company and provides the only basis of business for the Company.

         Since inception on October 20, 1999, Cryocon (Utah) realized $103,916 in gross sales and had $33,245 in accounts receivable. Since inception, Cryocon's cumulative operating loss through September 30, 2000 is $2,568,976. The loss is attributable to pre-organizational, start-up and operating costs, and costs incurred in financing efforts.

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

         Because Cryocon is still in the development stage, it has limited working capital and limited internal financial resources. Cryocon's limited cash flows have prevented the company from borrowing funds from conventional lending institutions. Since the Cryocon has not been able to secure funding from commercial lenders, Cryocon has relied on private investments from third-parties, including the Company's management, to meet its current obligations. As of November 14, 2000, Cryocon will have sufficient cash on hand to fund approximately an additional two months of operations at the current run rate; however, Management is confident of being able to obtain operational funds through various means. Management believes that it should obtain profitability by the end of fiscal year 2001.

         Cryocon's administrative offices and facilities are located at 2250 North 1500 West Ogden, Utah 84404 and consist of 39,828 square feet. On March 9, 2000, Cryocon entered into a purchase agreement for this building for a price of $2,050,296.00. As of March 31, 2000, $250,000 was placed down on the building with an additional payment of $244,740.14 being made in June of 2000. An additional payment on the principal of $100,000 being made on September 29, 2000 reducing the total outstanding principal on the building to $1,455,556. Permanent financing is being arranged and closing on the building is set for on or before November 30, 2000.

         While there is no anticipated significant changes in the number of employees, Management anticipates that it will need to hire additional sales and administrative staff and personnel specifically in the research and development program.

         Cryocon's financial information is prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Shareholder's Meeting was properly noticed and held on September 21, 2000. The purpose of the meeting was to obtain shareholder approval on four proposed Resolutions of the Board of Directors. The purpose of the resolutions was to complete the final steps necessary to fully execute those matter agreed to in the Agreement and Plan of Reorganization, which was executed on April 25, 2000.

At the meeting, sufficient affirmative votes were obtained to approve all the proposed Resolutions: (1) approval of the four to one reverse split of the shares of the Corporation: for: 42,140,000; against: 10,000; abstain: 6,845,732;
(2) Increase the capital stock of the Corporation to 50,000,000 shares of Common
Stock: for: 42,140,000; against 25,000; abstain: 6,830,732; (3) Amending the name of the Corporation from ISO Block Products USA, Inc. to Cryocon, Inc.: for:
42,140,000; against: 19,000; abstain: 6,826,732; (4) Ratification of the change of Auditor to HJ & Associates of Salt Lake City: for: 42,140,000; against 4375; abstained: 6,851,357.

Item 5.  Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and which are incorporated by reference to another report, registration statement or form. The Company will furnish any exhibit indicated in the list below as filed with this report (not incorporated by reference) upon payment to the Company of its expenses in furnishing the information upon the request of any Shareholder of Record.

2.0      Plan of Acquisition, Reorganization, Arrangement, Liquidation or
         Succession

         2.1 Agreement and Plan of Reorganization dated April 25, 2000 (incorporated by reference to Exhibit
                  2.1 to Form 8-K dated August 18, 2000


3.0   Articles and Bylaws

         3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to registration statement on Form S-8 of Champion Computer Rentals, Inc., file no. 33-23257-D)

         3.3 Bylaws of the Company (incorporated by reference to Exhibit on Form 10-KSB for fiscal year ended 1993).

         3.4 Certificate of Amendment and Restatement to Articles of Incorporation (incorporated by reference to Exhibit 3.4 to Form 8-K dated February 10, 1994)

         3.5 Certificate of Amendment to Articles of Incorporation, changing the Company's name to Iso-Block Products USA, Inc. (incorporated by reference to Exhibit 2(c) to registration statement on Form 8-A, file no. 0-25810)

         3.6 Certificate of Amendment to Articles of Incorporation, changing the Company's name to Cryocon, Inc., authorizing a four to one reverse split, authorizing the increase of capital stock to 50,000,000 shares of Common Stock, and ratifying the change of auditors to HJ & Associates of Salt Lake City, Utah........ 21

27.      Financial Data Schedule  .........................................  23


         (b) Reports on Form 8-K.

The following 8-Ks were filed between June 30, 2000 and September 30, 2000:

         (1) 8-K filed August 18, 2000, reporting on the closing of the Agreement and Plan of Reorganization, the Changes in Control of the Registrant and the Acquisition or Disposition of Assets.

         (2) 8-K filed September 25, 2000, reporting on the Special Shareholder's Meeting resulting in the Company Name Change, four to one reverse split, increase in capital stock to 50,000,000 and the ratification of the new auditor, HJ & Associates of Salt Lake City, Utah. Also reported on the change of trading symbol from ISOB to CRYQ.

         (3) 8-K filed September 25, 2000, reporting on the Change of the Registrant's certifying accountant.

         (4) 8-K/A filed September 29, 2000, providing the pro forma required under the 8-K filed August 18, 2000.



                                   SIGNATURES
--------------------------------------------------------------------------------

  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 13, 2000

                                     CRYOCON, INC.


                                     By: ____________/s/________________________
                                               Robert W. Brunson,
                                               President/Chief Executive Officer




                                     By: ___________/s/_________________________
                                                Robert W. Brunson
                                                Acting Chief Financial Officer