Form 10QSB
period 2000-12-31
CRYOCON INC
filed 2001-02-14
CIK 837014

Document is copied.
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter ended December 31, 2000      Commission File No.33-30476-D


                                  CRYOCON, INC.
             (Exact name of registrant as specified in its charter)


                                    COLORADO
                         (State or other jurisdiction of
                         incorporation or organization)

                              2250 North 1500 West
                                Ogden, Utah 84404
                   (Address of Principal's Executive Offices)

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

                                 Yes _X_ No ___

                 The number of shares outstanding of each of the
                  Registrant's classes of common equity, as of
                       February 09, 2001, are as follows:

                        Class of Securities            Shares Outstanding
                        -------------------            ------------------
                    Common Stock, no par value             19,158,179



Page
1

                                      INDEX


                          PART I. FINANCIAL STATEMENTS

Item 1.  Financial Statements                                              PAGE


         Consolidated Balance Sheets
         (September 30, 2000  and  March  31, 2000......................    4

         Liabilities and Stockholders' Equity (Deficit).................    4

         Consolidated Statement of Operations (unaudited) ..............    5

         Consolidated Statement of Cash Flows ............. ............    6

         Notes to Unaudited Financial Statements .......................    7


Item  2. Management's Discussion and Analysis and
         Plan of Operation..............................................    9


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .............................................    12

Item 2.  Changes in Securities and Use of Proceeds......................    12

Item 3.  Defaults Upon Senior Securities................................    12

Item 4.  Submission of Matters to a Vote of Security Holders............    12

Item 5.  Other Information..............................................    12


Item 6.  Exhibits and Reports on Form 8-K...............................    13



         Signatures.....................................................    14




Page
2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements






                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 2000 and March 31, 2000




Page
3

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS


                                                            December 31,      March 31,
                                                                2000                2000
                                                          ------------------  -----------------
                                                             (Unaudited)

CURRENT ASSETS

   Cash                                                  $            6,013  $          71,771
   Accounts receivable, net                                          25,696             12,611
   Prepaid expenses                                                   9,535             -
                                                         ------------------  -----------------

     Total Current Assets                                            41,244             84,382
                                                         ------------------  -----------------

PROPERTY AND EQUIPMENT, NET                                       2,363,846          2,260,585
                                                         ------------------  -----------------

OTHER ASSETS

   Other assets                                                       8,448             -
   Patents, trademarks and licenses, net                            396,617            419,067
                                                         ------------------  -----------------

     Total Other Assets                                             405,065            419,067
                                                         ------------------  -----------------

     TOTAL ASSETS                                        $        2,810,155  $       2,764,034
                                                         ==================  =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                      $          237,582  $          75,705
   Accrued expenses                                                 181,581             80,320
   Current portion long-term debt                                 1,146,555          2,863,149
                                                         ------------------  -----------------

     Total Current Liabilities                                    1,565,718          3,019,174
                                                         ------------------  -----------------

LONG-TERM LIABILITIES

   Note payable, related party                                      110,000             50,000
   Long-term debt                                                   539,554            187,291
                                                         ------------------  -----------------

     Total Long-Term Liabilities                                    649,554            237,291
                                                         ------------------  -----------------


     TOTAL LIABILITIES                                            2,215,272          3,256,465
                                                         ------------------  -----------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized of no
    par value, 20,860,702 and 11,000,000 shares issued
    and outstanding, respectively                                 5,007,477            577,500
   Deficit accumulated during the development stage              (4,412,594)        (1,069,931)
                                                         ------------------  -----------------

     Total Stockholders' Equity (Deficit)                           594,883           (492,431)
                                                         ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                   $        2,810,155  $       2,764,034
                                                         ==================  =================


Page
4

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                                                                      From
                                                                                                                   Inception on
                                                         For the                         For the                    October 20,
                                                      Nine Months Ended              Three Months Ended            1999 Through
                                                        December 31,                   December 31,                December 31,
                                             -------------------------------------------------------------------------------------
                                                  2000             1999              2000            1999              2000
                                             ----------------  ---------------   --------------  --------------   ----------------


REVENUES

   Sales                                     $        117,762  $        -        $       36,351  $       -        $        140,267
                                             ----------------  ---------------   --------------  --------------   ----------------

COST OF SALES

   Supplies and materials                              17,871           -                 3,230          -                  24,850
                                             ----------------  ---------------   --------------  --------------   ----------------

GROSS MARGIN                                           99,891           -                33,121          -                 115,417
                                             ----------------  ---------------   --------------  --------------   ----------------

EXPENSES

   Advertising                                        264,872           -                65,325          -                 318,396
   Depreciation and amortization                      113,358           -                37,273          -                 155,657
   General and administrative                       2,818,519           -             1,743,469          -               3,782,009
                                             ----------------  ---------------   --------------  --------------   ----------------

     Total Expenses                                 3,196,749           -             1,846,067          -               4,256,062
                                             ----------------  ---------------   --------------  --------------   ----------------

OPERATING LOSS                                     (3,096,858)          -            (1,812,946)         -              (4,140,645)
                                             ----------------  ---------------   --------------  --------------   ----------------

OTHER (EXPENSE)

   Interest expense                                  (245,805)          -               (30,672)         -                (271,949)
                                             ----------------  ---------------   --------------  --------------   ----------------

     Total Other (Expense)                           (245,805)          -               (30,672)         -                (271,949)
                                             ----------------  ---------------   --------------  --------------   ----------------

NET LOSS                                     $     (3,342,663) $        -        $   (1,843,618) $       -        $     (4,412,594)
                                             ================  ===============   ==============  ==============   ================

BASIC LOSS PER SHARE                         $          (0.29) $        -        $        (0.12) $       -
                                             ================  ===============   ==============  ==============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                11,545,094           -            14,885,571          -
                                             ================  ===============   ==============  ==============



Page
5

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                      From
                                                                       For the                    Inception on
                                                                   Nine Months Ended                October 20,
                                                                     December 31,                   1999 Through
                                                        --------------------------------------      December 31,
                                                              2000               1999                  2000
                                                        ------------------  ------------------  ------------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                           $       (3,343,663) $           -       $       (4,412,594)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
     (Increase) decrease in accounts receivable                    (23,086)             -                  (35,696)
     Decrease (increase) in allowance for bad debt                  10,000              -                   10,000
     Amortization and depreciation                                 113,358              -                  155,857
     (Increase) decrease in other assets                           (17,983)             -                  (17,983)
     Common stock issued for service                                 8,400              -                  543,900
     Options granted below market                                  341,220              -                  341,220
   Changes in operating assets and liabilities:
     Increase (decrease) in accounts
      payable and accrued expenses                                 197,948              -                  353,972
                                                        ------------------  ------------------  ------------------

       Net Cash Used by Operating Activities                    (2,712,806)             -               (3,061,324)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase or development of intangibles                           -                   -                 (449,000)
   Equipment purchases                                            (194,170)             -                 (417,121)
   Purchase of building                                             -                   -               (2,050,000)
                                                        ------------------  ------------------  ------------------

       Net Cash (Used) by Investing Activities                    (194,170)             -               (2,916,121)
                                                        ------------------  ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock for cash                                25,075              -                   67,075
   Issuance of notes payable                                     3,186,099              -                6,291,945
   Payments made on notes payable                                 (369,956)             -                 (375,362)
                                                        ------------------  ------------------  ------------------

       Net Cash Provided by Financing Activities                 2,841,218              -                5,983,658
                                                        ------------------  ------------------  ------------------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                                       (65,758)             -                    6,213

CASH AT BEGINNING OF PERIOD                                         71,771              -                   -
                                                        ------------------  ------------------  ------------------

CASH AT END OF PERIOD                                   $            6,013  $           -       $            6,213
                                                        ==================  ==================  ==================

CASH PAID FOR:

   Interest                                             $           86,502  $           -       $           59,776
   Income taxes                                         $           -       $           -       $           -

Schedule of Non-Cash Financing Activities:

   Common stock issued for services                     $            8,400  $           -       $          543,900
   Common stock issued for debt                         $        4,126,544  $           -       $        4,126,544


Page
6

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


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

              The financial statements presented are those of Cryocon, Inc. (Company). The company was incorporated in the State of Utah on October 20, 1999. On September 21, 2000, ISO Block Products, USA, Inc., a Colorado Corporation, (ISO) changed its name to Cryocon, Inc. in conjunction with the merger with Cryocon, Inc. Prior to the acquisition of the Company, ISO had been seeking to merge with an existing, operating company.

              On August 16, 2000, ISO and the Company completed and Agreement and Plan of Reorganization whereby ISO issued 11,000,000 shares of its common stock in exchange for all of the outstanding common stock of Cryocon. Immediately prior to the Agreement and Plan or Reorganization, the Company had 1,248,974 shares of common stock issued and outstanding.

              The acquisition was accounted for as a recapitalization of Cryocon because the shareholders of Cryocon controlled the Company after the acquisition. Therefore, Cryocon is treated at the acquiring entity. There was no adjustment to the carrying value of the assets or liabilities of Cryocon in the exchange. ISO is the acquiring entity for legal purposes and Cryocon is the surviving entity for accounting purposes. On September 21, 2000, the shareholders of the Company authorized a reverse stock split of 1-for-4. All references to shares of common stock have been retroactively restated. The surviving entity is a Colorado Corporation.

              Unaudited Financial Statements
              ------------------------------

              The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of


Page
7

                                  CRYOCON, INC.
                     (Formerly ISO Block Products USA, Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2000


              liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to use the acquired publicly traded shell to facilitate the raising of equity capital. Until that time, the stockholders have committed to covering the operating costs of the Company.

NOTE 3 -      SUBSEQUENT EVENTS

              On February 9, 2001, the Company entered into an agreement with Citizen Asia Pacific, LTD out of Hong Kong, wherein they will promote our Company in Asia and other non US markets. They have received 300,000 shares of common stock for their consulting fees.

              On February 9, 2001, the Company entered into an agreement with Hans Balz to promote the Company in Europe. He will receive 20,000 shares of common stock for his services. These shares will be issued form the 1,000,000 shares authorized by the board on May 31, 2000 to issue for compensation.

              On February 9, 2001 the Company entered into an agreement for consulting work from Mr. J. Brian Morrison. He will receive 500,000 shares of common stock for his services.

Page
8

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

Page
9

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

         Cryocon has also begun the development of proto-types of Cryogenic Processors that it is anticipated will find wide acceptance in a broad variety of professions and industries. It is anticipated that at least one proto-type will be unveiled at a major trade show in 2001.


Page
10

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

         Since inception on October 20, 1999, Cryocon (Utah) realized $140,267 in gross sales and had $25,696 in accounts receivable. Since inception, Cryocon's cumulative operating loss through December 31, 2000 is $4,412,594. The loss is attributable to pre-organizational, start-up and operating costs, and costs incurred in financing efforts.

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

         Because Cryocon is still in the development stage, it has limited working capital and limited internal financial resources. Cryocon's limited cash flows have prevented the company from borrowing funds from conventional lending institutions. Since the Cryocon has not been able to secure funding from commercial lenders, Cryocon has relied on private investments from third-parties, including the Company's management, to meet its current obligations. As of January 30, 2001, Cryocon will have sufficient cash on hand to fund approximately an additional one month of operations at the current run rate; however, Management is confident of being able to obtain operational funds through various means. Management believes that it should obtain profitability by the end of fiscal year 2001.

         Cryocon's administrative offices and facilities are located at 2250 North 1500 West Ogden, Utah 84404 and consist of 39,828 square feet. On March 9, 2000, Cryocon entered into a purchase agreement for this building for a price of $2,050,296.00. As of March 31, 2000, $250,000 was placed down on the building with an additional payment of $244,740.14 being made in June of 2000. An additional payment on the principal of $100,000 was made on September 29, 2000 reducing the total outstanding principal on the building to $1,455,556. On January 12, 2001 and additional $100,000 payment on the principal was made reducing the outstanding principal on the building to approximately $1,355,000. Permanent financing is being arranged and closing on the building is set for on or before February 28, 2001.

         On December 15, 2000, the Company announced corporate restructuring aimed at achieving administrative and operational cost savings. The Company estimated cost savings in excess of 50% through outsourcing key functions and redefining departmental and employee functions. As a result of this action, the

Page
11

Company's full time employee base was reduced by 10 employees to a total of 17 full time personnel. At the present time here is no anticipated significant changes in the number of employees; however, Management reserves the right to further redefine employee positions anticipates that it may need to hire personnel specifically in the research and development program.

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

None.

Item 5.  Other Information

None.



Page
12

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

2.0      Plan of Acquisition, Reorganization, Arrangement, Liquidation or
         Succession

         2.1 Agreement and Plan of Reorganization dated April 25, 2000 (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 18, 2000).


3.0      Articles and Bylaws

         3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to registration statement on Form S-8 of Champion Computer Rentals, Inc., file no. 33-23257- D)

         3.3 Bylaws of the Company (incorporated by reference to Exhibit on Form 10-KSB for fiscal year ended 1993).

         3.4 Certificate of Amendment and Restatement to Articles of Incorporation (incorporated by reference to Exhibit 3.4 to Form 8-K dated February 10, 1994)

         3.5 Certificate of Amendment to Articles of Incorporation, changing the Company's name to Iso-Block Products USA, Inc. (incorporated by reference to Exhibit 2(c) to registration statement on Form 8-A, file no. 0-25810)

         3.6 Certificate of Amendment to Articles of Incorporation, changing the Company's name to Cryocon, Inc., authorizing a four to one reverse split, authorizing the increase of capital stock to 50,000,000 shares of Common Stock, and ratifying the change of auditors to HJ & Associates of Salt Lake City, Utah. (Incorporated by reference to Exhibit 3.6 to the quarterly report filed on Form 10-QSB for the Quarter ending September 30, 2000).


         (b) Reports on Form 8-K. : There were no reports filed on Form 8-K between October 1, 2000 and December 31, 2000.


Page
13

                                   SIGNATURES
--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10- QSB to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: February 14, 2001

                                          CRYOCON, INC.


                                          By:     /s/
                                          --------------------------------------
                                          Robert W. Brunson,
                                          President/Chief Executive Officer




                                          By:     /s/
                                          --------------------------------------
                                          Robert W. Brunson
                                          Acting Chief Financial Officer

Page
14