Form 10KSB
period 2001-03-31
CRYOCON INC
filed 2001-07-13
CIK 837014

Document is copied.
As filed with the Securities and Exchange Commission on April 13, 2001
                   Registration No. 333-55284
-----------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
               ----------------------------------
                           FORM 10-KSB
         ANNUAL REPORT PURSUANT TO SETION 13 OR 15(B) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                           ----------
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act
of 1934 for the Fiscal year ended MARCH 31, 2001,or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange
Act of 1934 for the transition period from ________ to ________.

                COMMISSION FILE NUMBER 33-30476-D

                          CRYOCON, INC.
     (Exact name of registrant as specified in its charter)

COLORADO                                         84-1026503
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)           Identification Number)



2250 North 1500 West, Ogden Utah               84404
(Address of principal executive offices)     (Zip Code)

                         (801) 395-2796
                   (Issuer's telephone number)

  Securities registered under Section 12(b) of the Exchange Act

Title of each class               Name of Exchange on which registered

Common Stock, No par value     NASDAQ, Over-the-Counter Bulletin Board

 Securities registered under Section 12(g) of the Exchange Act:
                              None

Check whether issuer(1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.  Yes:__X__        No: ________

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Cryocon's revenues for fiscal year 2001 was $141,405.

As of May 1, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the closing price of Cryocon's shares as of May 1, 2001, was $14,335,703.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: as of June 20, 2001 there were 21,856,460 outstanding shares.

Documents incorporated by reference:
None

FORWARD-LOOKING STATEMENTS

    This prospectus contains forward-looking statements that involve risks and uncertainties., as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should,"
"expects,"   "plans,"   "anticipates,"    "believes,"
"estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

         We believe these forward-looking statements are reasonable; however, you should not unduly rely on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

                             PART I

Item 1.

Description of the Business.

     On August 16, 2000, Cryocon, a developmental stage company, acquired all of the issued and outstanding stock of the stock of Cryocon Utah. Cryocon Utah is one of the operating subsidiaries of Cryocon. Cryocon Utah was organized to provide deep cryogenic tempering of materials to relieve stress and enhance durability and wear. Deep cryogenic tempering is a process that includes the application of extremely low temperatures (at approximately minus 300F) utilizing a computer-controlled process.

Recent Changes in Capital Structure.

     On September 21, 2000, Cryocon held a special meeting of its shareholders. At the special shareholder's meeting, the majority of the shareholders, approved a Board resolution to reverse split of each of the issued and outstanding shares of Cryocon's common stock into one fourth share (1/4) share of common stock. In conjunction with the reverse split, the shareholders authorized an increase in the total number of common shares of capital stock to 50,000,000 shares.

Acquisitions and Nature of Cryocon's Business.

   On November 10, 1999, Mr. Brunson executed an agreement to purchase Cryo-Accurizing Division and the Tri-Lax Process from 300 Below Inc. On December 10, 1999, Cryocon acquired Cryo-Accurizing Division and the Tri-Lax Process from Robert W. Brunson along with Mr. Brunson's interests in a patent on the Cryo-Accurizing Division. Mr. Brunson developed both the Cryo-Accurizing Division and the Tri-Lax Process while President of 300 Below, Inc. and was a co-holder of the patent on the Cryo-Accurizing Process, which was awarded on February 2, 1999.

     Cryo-Accurizing is the patented process that Cryocon uses to perform deep cryogenic tempering, material stabilization and stress relief to firearms to improve accuracy, longevity and increase ease of cleaning. The Tri-Lax Process is a combination of cryogenic, electromagnetic and sonic treatment.

     On April 3, 2001, Cryocon acquired all the outstanding shares in XTool, Inc. a privately held Utah corporation, with principal offices in Salt Lake City, Utah. The acquisition was accomplished through a stock for stock exchange. XTool, which was organized in November of 2000, is in the business of designing, manufacturing and marketing boring bits and recovery tools for the petroleum exploration, construction and mining industry. XTool has operations in Bakersfield, CA, Farmington, NM, and Salt Lake City, UT.

   Cryocon, using its proprietary process provides its customers with deep cryogenic processing. Deep cryogenic processing is the process of applying extremely low temperatures, approximately -300F, in a tempering process to improve the wear and durability characteristics of the treated materials.

     Cryocon's process can be used for treating tooling (drill bits, dies, and punches), wear parts (forming dies, extrusion equipment, and hammer mills), and many other items including motor parts, razor blades, firearms, pantyhose, musical instruments, and softball bats. Cryocon's process has numerous applications in the aerospace, mining, energy, electronics, medical, and manufacturing industries.

     Cryocon's principal business consists primarily of cryogenically treating gun barrels, brake rotors and drums, directional drilling bits, machining tools, cutting tools, and a wide variety of other materials. Cryocon's primary customers thus far have been private individuals, gun dealers, law enforcement and truck fleet facilities, machine shops, parties in the construction and mining industries, manufacturers of custom racing components and other customers. Testing is currently underway with firearm manufacturers, OEM brake component manufacturers, the US Department of Energy and other manufacturing organizations.

     On March 16, 2001, a division of intellectual property was organized to specifically focus efforts on patent, trademark, copyright and other intellectual property protections for Cryocon's processes, technology and those of it's subsidiary, XTool.

     On April 25, 2001, Cryocon announced the creation of a new medical division and the appointment of Dr. Richard L. Lindstrom, a newly appointed board member, as director of the division. The new medical division will focus on the application of Cryocon's proprietary deep cryogenic tempering process to the medical instruments, surgical instruments and medical devices.

     To date in-house research and development has been focused on the development of more efficient cryogenic processors, including a table top model and custom, portable processing technology that can be implemented on the customer's site meeting the customer's size and quantity requirements. Cryocon estimates that, during the last fiscal year 2001, it has spent approximately $124,533 in research and development costs. None of these costs have been passed on to customers. No research and development costs were incurred for fiscal year 2000.

     Cryocon's distribution of services occurs primarily through sales contacts with end users and retailers. Efforts are currently underway to access potential markets through OEM providers and manufacturers. Cryocon also intends to offer a line of directional drilling bits, custom designed boring instruments and recovery tools which will be directly marketed to the construction, petroleum exploration and mining industries.

     There are currently dozens of companies that provide cryogenic services in one fashion or another. Many focus on a specialty product or service area. Fewer offer the broad range of services provided by Cryocon. To the best knowledge of Cryocon, no other cryogenic companies are publicly traded. The primary methods of competition in the industry are through direct sales contacts and advertising. Cryocon has made significant contacts into targeted markets and is currently testing with several manufacturers as well as engaged in a Cooperative Research and Testing Agreement with the US Department of Energy at it's Rocky Mountain Oil Field Testing Center.

     The main component used in the cryogenic process is liquid nitrogen. Several suppliers exist in the area with the primary supplier to Cryocon being Praxair. Cryogenic processors can be built from components available from a wide variety of specialized sources. Materials necessary for the development and manufacture of products for XTool are also available from a wide variety of sources.

     To date Cryocon has not operated profitably nor signed any significant contracts for services. Therefore, Cryocon does not have a dependence on one or a few major customers.

     As previously mentioned, Cryocon currently holds the patent for the cryogenic treatment of firearms, presently known as the "Cryo-Accurizing" process. Cryocon currently has two additional patents filed with the US Patent and Trademark Office: one for surgical blade improvement through deep cryogenic tempering, and one for the deep cryogenic tempering of brake components. Cryocon anticipates having several additional patents filed within the next few months.

     Cryocon also holds the trademark the Cryo-Accurizing logo and has several trademarks pending.

     Cryocon currently does not have any license agreements, franchise programs, concessions, royalty agreements or labor contracts.

     At the present time Cryocon does not need governmental approval for the application of it's services to it's current clientele nor are there any existing or probable governmental regulations on the business of Cryocon above and beyond traditional governmental business regulations. Cryocon currently does not incur any expenses nor has it's business been effected due to compliance with environmental laws.

     Cryocon currently has 17 full time employees and one part time employee.

Item 2.

Description of Property

     Cryocon's current administrative and operational facility is located at 2250 North 1500 West, in Ogden, Weber County, Utah. The building consists of 39,828 sq ft of which approximately 10,000 sq ft is finished office space. Cryocon is currently the owner with Bourns Inc., holding a trust deed note payable for a balance of $1,350,000. Cryocon has paid approximately $700,000 against the principal of $2,050,000. On June 4, 2001, Bourn Inc. filed a Notice of Default with the Weber County Recorder, in its effort to commence foreclosure on the trust deed. The promissory note became due on February 28, 2001. The remaining balance due is $1,350,000.

Item 3.

Legal Proceedings.

     On June 4, 2001, Bourn Inc. filed a Notice of Default with the Weber County Recorder, in its effort to commence foreclosure on the deed trust on Cryocon's current administrative and operational facility located at 2250 North 1500 West, in Ogden, Weber County, Utah. The promissory note became due on February 28, 2001. The remaining balance due is $1,350,000.

     Cryocon is not involved in any other legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock is currently traded on the OTC Bulletin
Board, under the symbol "CRYQ." There are approximately 790 shareholders. No dividends have been declared during the last two fiscal years.

         On March 30, 2001, Cryocon's common stock was quoted on the OTC Electronic Bulletin Board at the price of $2.50. The following sets for the quarterly fluctuations in the reported bid prices for the period from March 31, 1998 through March 31, 2001.

                                      High Bid      Low Bid
Fiscal Year Ending March 31, 1999
  First Quarter                        $ n/a          $ n/a
  Second Quarter                       $ 0.030        $ 0.020
  Third Quarter                        $ 0.020        $ 0.020
  Fourth Quarter                       $ 1.062        $ 0.040

Fiscal Year Ending March 31, 2000
  First Quarter                        $ 0.750        $ 0.250
  Second Quarter                       $ 0.750        $ 0.125
  Third Quarter                        $ 0.187        $ 0.093
  Fourth Quarter                       $ 1.625        $ 0.062

Fiscal Year Ending March 31, 2001
 First Quarter                         $ 1.680        $ 0.625
 Second Quarter                        $ 5.500        $ 0.750
 Third Quarter                         $ 7.312        $ 2.500
 Fourth Quarter                        $ 4.500        $ 2.125


Item 6.  Managements Discussion and Analysis or Plan of Operation

    The following discussion of Cryocon's past and future financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements and other financial information included elsewhere in this document.

Past Financial Condition:

     For fiscal year 2000 Cryocon operated under the name of the acquiring entity of ISO Block Products USA, Inc., a Colorado Corporation. ISO Block reported revenues from operations for that year of $118,460 with net income from operations of $55,370 and net gains on sales of $86,378 for a total net income of $141,748. These proceeds were from the sale of assets and residential construction. ISO Block discontinued operations in August of 1999. The acquisition of Cryocon of Utah by ISO Block occurred August 16, 2000.

     Cryocon's loses for fiscal year 2001 are $6,609,788. These losses are attributable to start-up and operational costs, market development penetration, costs incurred in capital acquisition and asset expenditures. Unusually high capital outlays include $700,000 for shop equipment, land and building; approximately $313,274 in equipment (computers and printers), approximately $275,000 for the purchase of the Cryo-Accurizing patent and related equipment and $282,937 in advertising.

     On December 15, 2000, Cryocon announced corporate restructuring aimed at achieving administrative and operational cost savings. Cryocon estimated cost savings in excess of 50% through outsourcing key functions and redefining departmental and employee functions. As a result of this action, Cryocon's management reduced Cryocon's full time employees by 10 employees to a total of 17 full time personnel. At the present time here is no anticipated significant changes in the number of employees; however, management reserves the right to further redefine employee positions anticipates that it may need to hire personnel specifically in the research and development area. These changes have resulted in significant material changes in several line items of Cryocon's financial statements. Additional steps taken to reduce company expenditures include the sale of company owned vehicles and excess equipment.

Future Financial Condition

     In March of 2001 Cryocon appointed a new chairman and chief executive officer, J. Brian Morrison, who, in conjunction with the board of directors, has identified several potential acquisitions and/or mergers. The stated goal is to merge Cryocon's technology into mainstream processes to generate superior results for the customer and expand the technology into traditional heat treating markets.

     In furtherance of these goals, Cryocon acquired XTool. Cryocon has committed to obtain funding and make the capital expenditures necessary to develop XTool's business and production and promote it's expansion into the petroleum exploration, construction and mining industries. Cryocon is also moving forward with patent development and seeking trademark and other protections for XTool's designs, logos, words and proprietary processes. Cryocon believes this is an excellent opportunity for development in these areas given the recent national trends in energy consumption, shortages and the present emphasis within the government for increased exploration and domestic production.

     Most of the principals of XTool have extensive experience in the petroleum exploration, construction and/or mining industries. Many of the principals have experience in tool design, manufacturing and marketing in these areas. XTool currently has two different prototypes in field tests. With financing of approximately $350,000, it is projected that XTool has the potential to bring in revenues of $3,500,000 during it's first 12 months of funded operations with a positive cash flow being achieved by the 11th month.

     Additional funding is necessary for Cryocon to satisfy it's cash requirements. Currently Cryocon does not have sufficient cash reserves to meet it's obligations for the next 30 days. However, management is confident in it's abilities to raise short term funding to meet it's current needs. Cryocon has filed a prospectus and registration statement with the Securities and Exchange Commission. Upon the effectiveness of this prospectus and registration statement, Cryocon has a stock purchase agreement with Millennium Capital Partners, LLC for 1,500,000 shares of common stock at a 20% discount to the current market which should produce sufficient revenues for operations and expansion for approximately six months. Thereafter it is anticipated that revenues would substantially increase, but further capital will need to be raised to implement management's stated goal to merge Cryocon's technology into mainstream processes to generate superior results for the customer and expand the technology into traditional heat treating markets.

     In-house research and development has been focused on the success of Cryocon's proprietary process with different materials and the development of more efficient cryogenic processors, including a table top model and custom, portable processing technology that can be implemented on the customer's site meeting the customer's size, dimensional and quantity requirements. Research and development planned for the next 12 months includes design enhancement and production of high quality tools and bits for the petroleum exploration, construction and mining industries.

     Cryocon will also focus efforts in the it's new medical division (See Description of Business) through research and development in the application of Cryocon's technology in the medical field and the patenting of the successful applications, as well as obtaining trademark, copyright and other intellectual property protections as appropriate.

     At the present there are no expected purchases or sale of plant and/or significant equipment. However, upon additional funding Cryocon anticipates making the capital expenditures necessary to allow XTool to either purchase and/or lease equipment necessary to begin production of tools to meet expected purchase orders and the development of additional prototypes for it's targeted industries. Until these capital expenditures are made, XTool will outsource production and prototype development.

Liquidity and Capital Resources.

     Cryocon Utah commenced operations on January 3, 2000. Since start of operations January 2000, Cryocon has realized $163,910 in gross sales and had $30,127 in accounts receivable. Of those gross sales $82,198 resulted from the treatment of firearm components through the Cryo-Accurizing Division and $81,712 has resulted from deep cryogenic tempering of miscellaneous parts for various individuals and manufacturers. Cryocon's cumulative operating loss through March 31, 2001 is $6,840,204. The loss is attributable to pre-organizational, start-up and operating costs of its subsidiary Cryocon Utah, and costs incurred in Cryocon's financing efforts. These costs include $1,248,110 assessed for options granted below market value, $1,640,204 assessed for common stock for services and $390,708 assessed for stock offering costs, and $514,050 additional expense assessed on convertible debentures.

     Cryocon's operation to date has consumed substantial amounts of cash. As of March 31, 2001, Cryocon had a working capital deficit of $1,158,077. Since inception the net cash loss from operations is $3,886,088 and is expected to continue; however it is anticipated that these losses may decrease in the foreseeable future due to corporate restructuring. The consumption of capital during the start-up phase included $700,000 for a building purchase, equipment purchases of $313,274, and a patent purchase of $275,000. The rate in which Cryocon expends its resources is variable and may accelerate, depending on many factors. Many of the factors are outside of Cryocon's control, including:

   * the continued progress of Cryocon's research and development of new process applications; the cost, the timing, and outcome of further regulatory approvals;

   * the expenses of establishing a sales and marketing force, the timing and cost of establishing or procuring additional requisite production and other manufacturing capacities,

   * the cost; if any, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and

   * the status of competitive products and the availability of other financing.

     Because Cryocon is still in the development stage, it has limited working capital and limited internal financial resources. Cryocon's limited cash flows have prevented Cryocon from borrowing funds from conventional lending institutions. Since the Cryocon has not been able to secure funding from commercial lenders, Cryocon has relied on private investments from third-parties, including Cryocon's management, to meet its current obligations. As of July 5, 2001, Cryocon will not have sufficient cash on hand to fund another month of operations at the current run rate; however, Management is confident of being able to obtain operational funds through various means.

     Cryocon's financial information is prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Item 7.  Financial Statements

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        AUDITED FINANCIAL STATEMENTS FOR FISCAL YEAR 2000

Independent Auditor's Report                          F-1

Consolidated Balance Sheets as of March 31, 2000      F-2

Consolidated Statement of Operations
as of March 31, 1999 and 2000                         F-3

Consolidated Comparative Statement of Stockholder's
Equity for Years Ended March 31, 1999 and 2000        F-4

Statement of Cash Flows for the Years
Ended March 31, 1999 and 2000                         F-5

Notes to Financial Statements                         F-6

        AUDITED FINANCIAL STATEMENTS FOR FISCAL YEAR 2001

Independent Auditor's Report                          F-10

Consolidated Balance Sheet as of March 31, 2001       F-11

Consolidated Statements of Operations for
March 31, 2000 and March 31, 2001                     F-12

Consolidated Statements of
Stockholders' Equity (Deficit)                        F-13

Consolidated Statements of Cash Flows
For the year ended March 31, 2000 and March 31, 2001  F-16

Notes to Consolidated Financial Statements            F-18

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



/s/ Larry O'Donnell, CPA, PC
----------------------------
Larry O'Donnell, CPA, PC
April 28, 2000
Aurora, Colorado

                          ISO BLOCK PRODUCTS USA, INC.
                     CONSOLIDATED COMPARATIVE BALANCE SHEET

                                     ASSETS

                                           March 31,
Current Assets                      2000            1999
--------------                      ----             ----
Cash                             $       458   $     5,135
Mortgage receivable                   16,200        16,200
Inventory-work in progress                --        34,540
                                   ---------      --------
   Total Current Assets               16,658        55,875

Property & Equipment
--------------------
Office equipment                          --         9,071
Vehicle                                   --        14,273
Less: accumulated depreciation            --        (4,333)
                                   ---------      --------
   Net Property & equipment               --        19,011


TOTAL ASSETS                     $    16,658   $    74,886


                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
-------------------
Accounts payable                      26,304        54,383
Notes payable                             --       150,360
Accrued interest payable                  --        26,304
                                     -------      --------
   Total Current Liabilities          26,304       231,047

Stockholders' Equity
--------------------
Preferred Stock, No Par Value,
   10,000,000 Shares Authorized,
   116,370 Shares Outstanding        114,690       114,690
Common Stock, 50,000,000 Shares
   Authorized, 4,083,984 and
   4,041,484 Shares Outstanding,
   respectively                    2,898,306     2,897,764
Contributed capital                    4,225            --
Accumulated deficit               (3,026,867)   (3,168,615)
                                 -----------     ---------
   Total Stockholders' Equity         (9,646)      156,161

TOTAL LIABILITIES &
   STOCKHOLDERS' EQUITY               16,658        74,886


The accompanying notes are an integral part of these financial statements.

                          ISO BLOCK PRODUCTS USA, INC.
                            CONSOLIDATED COMPARATIVE
                             STATEMENT OF OPERATIONS


                                     March 31,
INCOME                                2000            1999
------                                ----            ----
Sales                            $   118,460     $   286,000

Operating Expenses
------------------
Cost of Goods Sold                    55,406         254,440
General and Administrative             7,684          32,365
                                  -----------     -----------
                                      63,090         286,805
                                  -----------     -----------

Income (Loss) From Operations         55,370            (805)


Loss from operations of
 discontinued subsidiaries Other          --        (307,301)
Gain on disposal of subsidiaries      86,378              --
                                  -----------      ----------

   Net Income (Loss)             $   141,748     $  (308,106)

Earnings (Loss) Per Common Share $      0.04     $     (0.08)

Weighted Average Shares            4,046,457       3,996,292


The accompanying notes are an integral part of these financial statements.

                        ISO BLOCK PRODUCTS USA, INC.
                CONSOLIDATED COMPARATIVE STATEMENT OF
                           STOCKHOLDERS' EQUITY


                      Preferred                Common              Contr-        Accumu-
                        Stock                   Stock              ibuted         lated
                  Shares     Amount      Shares       Amount       Capital        Deficit      Total
                  ------     ------       ------      ------       -------        -------      -----
Balance at
March 31, 1998     116,370  $  114,690   3,854,730   $ 2,867,464          --   $ (2,860,509)  $121,645

Issue of
Common
Shares                                     186,754        30,300                                30,300

Net (loss)
for Year               --           --          --            --          --       (308,106)  (308,106)

Balance at
March 31, 1999     116,370  $  114,690   4,041,484   $ 2,897,764          --   $ (3,168,615)  $156,161

Common
Stock
issued for
Services                                    42,500           542                                   542

Services
paid by
Officer                                                               4,225                      4,225

Net income
for Year               --           --          --            --        --         141,748     141,748

Balance at
March 31, 2000    116,370   $  114,690   4,083,984   $ 2,898,306   $  4,225   $ (3,026,867)  $  (9,646)

The accompanying notes are an integral part of these financial statements.

                          ISO BLOCK PRODUCTS USA, INC.
                            CONSOLIDATED COMPARATIVE
                             STATEMENT OF CASH FLOWS


March 31,
Cash Flow From Operating Activities                        2000
1999
-----------------------------------                        ----
----
Net Income (loss)                      $ 141,748        $(308,106)
    Depreciation                             500            2,000
    Write down of investment franchise        --          114,233
    Gain on discontinued operations      (86,378)              --
    Services paid by officer               4,225               --
    Common stock issued for expenses         542           30,300
    (Increase) Decrease in:
    Accounts receivable- trade                --          135,850
    Accounts receivable- officer              --            2,000
    Inventory-work in process             34,540          200,954
    Deposits                                  --            2,551
    Increase (Decrease) in:
    Accounts payable                         146          (26,998)
    Accrued interest-payable                  --            8,117
                                        --------         ---------
         Net Cash Used in Operating
            Activities                    95,323          160,901

Cash Flows From Financing Activities
------------------------------------
Proceeds From Notes Payable                   --           24,300
Payments on Notes Payable               (100,000)        (184,300)
                                       ---------        ---------
   Net Cash Provided by (used in)
       Financing activities             (100,000)        (160,000)

Net Increase (decrease) in Cash           (4,677)             901

Cash-Beginning of Year                 $   5,135        $   4,234

Cash-End of Year                       $     458        $   5,135


Supplemental disclosure of cash flow information

Cash paid during the year for Interest  $     --        $  16,101

Noncash investing and financing activities:
  Common stock issued for expenses      $    542        $  30,300

  Service paid by capital contributions $  4,225        $      --

The accompanying notes are an integral part of these financial statements.

                  ISO Block Products USA, Inc.
         Notes to the Consolidated Financial Statements
           For the Years ended March 31, 2000 and 1999


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

                  ISO Block Products USA, Inc.
         Notes to the Consolidated Financial Statements
           For the Years ended March 31, 2000 and 1999

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

                  ISO Block Products USA, Inc.
         Notes to the Consolidated Financial Statements
           For the Years ended March 31, 2000 and 1999

The total principal outstanding at March 31, 1999 was $100,000.
On March 1, 2000
the Company transferred its lot to Hal and Phyllis Schavet, plus
40,000 common
shares, to retire this note.

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

                  CRYOCON, INC. AND SUBSIDIARY
             (Formerly ISO Block Products USA, Inc.)
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 2001

                  INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Cryocon, Inc. and Subsidiary
(Formerly ISO Block Products USA, Inc.)
(A Development Stage Company)
Ogden, Utah

We have audited the accompanying consolidated balance sheet of Cryocon, Inc. and Subsidiary (formerly ISO Block Products USA, Inc.) (a development stage company) as of March 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2001 and from inception on October 20, 1999 through March 31, 2000 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cryocon, Inc. and Subsidiary (formerly ISO Block Products USA, Inc.) (a development stage company) as of March 31, 2001 and the consolidated results of their operations and their cash flows for the year ended March 31, 2001 and from inception on October 20, 1999 through March 31, 2000 and 2001 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
July 5, 2001

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
                       Consolidated Balance Sheet

                                 ASSETS
                                                      March 31,
                                                         2001
CURRENT ASSETS

Cash                                               $       8,980
Accounts receivable, net (Note 1)                         30,647
Deposits and prepaid expenses                             34,214

Total Current Assets                                      73,841

PROPERTY AND EQUIPMENT, NET (Notes 1 and 2)            2,250,790

OTHER ASSETS

Patents, trademarks and licenses, net (Note 1)           329,267

 Total Other Assets                                      329,267

 TOTAL ASSETS                                      $   2,653,898

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                   $     341,552
Accrued expenses (Note 5)                                605,965
Stock deposits(Note 6)                                   284,391
Note payable,related party (Note 3)                      191,964
Current portion long-term debt(Note 4)                 1,603,891

Total Current Liabilities
                                                       3,027,763

LONG-TERM LIABILITIES

 Long-term debt (Note 4)                                 146,966

 Total Long-Term Liabilities                             146,966

 TOTAL LIABILITIES                                     3,174,729

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: 50,000,000 shares
  authorized of no par value, 19,319,837
  shares issued and outstanding                         7,158,329
Deficit accumulated during the development stage       (7,679,160)
Total Stockholders' Equity (Deficit)                     (520,831)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $  2,653,898

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
                  Consolidated Statements of Operations



                                 For the        From Inception on
                               Year Ended   October 20, 1999 Through
                                March 31,           March 31,
                                   2001       2000           2001

REVENUES                      $  141,405 $     22,505   $   163,910

EXPENSES

 Cost of Sales                    57,804        6,979        64,783
Advertising                      397,159       53,524       450,683
Bad debt expense                  11,000            -        11,000
Depreciation and  amortization   228,999       42,299       271,298
General and administrative     5,344,796      963,490     6,308,286

 Total Expenses                6,039,758    1,066,292     7,106,050

OPERATING LOSS                (5,898,353)  (1,043,787)   (6,942,140)

OTHER INCOME (EXPENSE)

Interest income                    3,504            -         3,504
Other income                       2,097            -         2,097
Loss on sale of assets           (27,515)           -       (27,515)
Interest expense                (688,962)     (26,144)     (715,106)

Total Other Income (Expense)    (710,876)     (26,144)     (737,020)

NET LOSS                    $ (6,609,229) $(1,069,931)  $(7,679,160)

BASIC LOSS PER SHARE        $      (0.53) $     (0.31)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING           12,538,082    3,472,710

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
        Consolidated Statements of Stockholders' Equity (Deficit)

                                                               Deficit
                                                             Accumulated
                                                              During the
                                              Common Stock   Development
                                             Shares   Amount    Stage

Balance at inception on
 October 20, 1999                                -  $      -   $    -

Issuance of common stock to founders
 for services at $0.00 per share             1,000         -        -

Issuance of common stock to founders
 for services at $.00 per share            524,000         -        -

Issuance of common stock to founders
 for services and intangible assets at
 $0.00 per share                         9,700,000         -        -

Issuance of common stock for services
 at $0.75 per share                        100,000    75,000        -

Issuance of common stock for cash
 at $0.50 per share                         10,000     5,000        -

Issuance of common stock for services
 at $0.50 per share                          5,000     2,500        -

Issuance of common stock for cash
 at $0.50 per share                         10,000     5,000        -

Issuance of common stock for cash
 at $0.50 per share                          4,000     2,000        -

Issuance of common stock for services
 at $0.50 per share                         16,000     8,000        -

Issuance of common stock for services
 at $0.75 per share                        100,000    75,000        -

Issuance of common stock for services
 at $0.75 per share                        500,000   375,000        -

Issuance of common stock for cash at
 $1.00 per share                            10,000    10,000        -

Balance forward                         10,980,000 $ 557,500   $    -

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
  Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                               Deficit
                                                             Accumulated
                                                             During the
                                        Common Stock         Development
                                       Shares      Amount       Stage
Balance forward                     10,980,000   $   557,500   $        -

Issuance of common stock for cash
 at $1.00 per share                     10,000        10,000            -

Issuance of common stock for cash
 at $1.00 per share                     10,000        10,000            -

Net loss from inception on
 October 20, 1999 through
 March 31, 2000                     __________    __________   (1,069,931)

    Balance, March 31, 2000         11,000,000       577,500   (1,069,931)

Recapitalization                     1,237,724             -            -

Warrants issued below market value           -       980,000            -

Issuance of common stock upon exercise
 of options at $0.50 per share          17,500         8,750            -

Issuance of common stock for
 services at $5.375 per share           10,000        53,750            -

Issuance of common stock upon exercise
 of options at $0.50 per share          31,650        15,825            -

Issuance of common stock for cash
 at $0.01 per share                  2,880,000        28,800            -

Issuance of common stock for cash
 at $0.50 per share                  1,294,000       647,000            -

Issuance of common stock for cash
 at $1.00 per share                  1,355,437     1,355,437            -

Issuance of common stock for cash
 at $2.00 per share                    237,500       475,000            -

Issuance of common stock for cash
 at $2.00 per share                    782,118     1,564,236            -

Stock issuance costs                         -      (390,708)           -

Balance Forward                     18,845,929   $ 5,315,590 $ (1,069,931)

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
  Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                       Deficit
                                                                     Accumulated
                                                                     During the
                                               Common Stock          Development
                                           Shares         Amount        Stage
Balance Forward                          18,845,929   $ 5,315,590   $ (1,069,931)
Issuance of common stock upon exercise
 of options at $0.50 per share               13,250         6,625              -

Issuance of common stock for
 services at $2.25 per share                300,000       675,000              -

Options issued below market value                 -       268,110              -

Issuance of common stock upon exercise
 of options at $0.50 per share                6,000         3,000              -

Issuance of common stock for services
 at $3.063 per share                          3,658        11,204              -

Issuance of common stock for
 services at $2.25 per share                 51,000       114,750              -

Issuance of common stock for
 services at $2.50 per share                100,000       250,000              -

Additional interest recorded on
 convertible  debentures                          -       514,050              -

Net loss for the year ended
 March 31, 2001                                   -             -     (6,609,229)

Balance , March 31, 2001                 19,319,837   $ 7,158,329    $ (7,679,160)

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
                  Consolidated Statements of Cash Flows

                                                 For the           From Inception on
                                                Year Ended     October 20, 1999 Through
                                                 March 31              March 31
                                                   2001          2000            2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      $(6,609,229)  $ (1,069,931)  $ (7,679,160)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
Amortization and depreciation                     228,999         42,299        271,298
Options and warrants issued below market value  1,248,110              -      1,248,110
Loss on sale of assets                             27,515              -         27,515
Bad debt expense                                   11,000              -         11,000
Additional expense recorded on convertible
 debentures                                       514,050              -        514,050
 Common stock issued for services rendered      1,104,704        535,500      1,640,204
 (Increase) decrease in:
Accounts receivable                               (29,036)       (12,611)       (41,647)
Deposits and prepaids                             (34,214)             -        (34,214)
Stock deposits                                    284,391              -        284,391
Accounts payable and accrued expenses             791,492        156,025        947,517

   Net Cash Used by Operating Activities       (2,462,218)      (348,718)    (2,810,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase or development of intangibles                  -       (449,000)      (449,000)
Equipment purchases                              (156,919)      (222,951)      (379,870)
Purchase of  building                                   -     (2,050,000)    (2,050,000)

   Net Cash (Used) by Investing Activities       (156,919)    (2,721,951)    (2,878,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash               4,104,673         42,000      4,146,673
Stock offering costs                             (390,708)             -       (390,708)
Issuance of notes payable                         382,741      3,105,846      3,488,587
Payments made on notes payable                 (1,540,360)        (5,406)    (1,545,766)

   Net Cash Provided by Financing Activities    2,556,346      3,142,440      5,698,786

NET INCREASE IN CASH AND CASH EQUIVALENTS         (62,791)        71,771          8,980

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                               71,771              -              -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                $     8,980   $     71,771   $      8,980

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
            Consolidated Statements of Cash Flows (Continued)

                                              For the      From Inception on
                                            Year Ended  October 20, 1999 Through
                                             March 31,         March 31,
                                               2001        2000         2001
CASH PAID FOR:
Interest                                  $  115,611   $   3,944   $   119,555
Income taxes                              $        -   $       -   $         -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued for services          $1,104,704   $ 535,500   $ 1,640,204
Vehicles purchased under notes payable    $   65,549   $       -   $    65,549

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  General Information

       The consolidated financial statements presented are those of Cryocon, Inc. (Cryocon Colorado) and its wholly-owned subsidiary, Cryocon, Inc. (Cryocon Utah). Collectively they are referred to herein as "the Company".

       Cryocon Colorado was incorporated on April 28, 1986 under the laws of the State of Colorado, under the name Champion Computer Rentals, Inc. Effective September 21, 1994, the name was changed to ISO Block Products USA, Inc. As part of the reorganization with Cryocon Utah, the name was changed to Cryocon, Inc. on September 21, 2000.

       Cryocon Utah was organized under the laws of the State of Utah on October 20, 1999. The Company is engaged in the study of extremely low temperatures and how materials react to those temperatures and treating various materials with those temperatures to improve their characteristics.

       On August 16, 2000, Cryocon Colorado and Cryocon Utah completed an Agreement and Plan of Reorganization whereby Cryocon Colorado issued 44,000,000 shares (11,000,000 shares post-split) of its common stock is exchange for all of the outstanding common stock of Cryocon Utah.

       The acquisition was accounted for as a recapitalization of Cryocon Utah because the shareholders of Cryocon Utah controlled the Company after the acquisition. Therefore, Cryocon Utah is treated at the acquiring entity. There was no adjustment to the carrying value of the assets of liabilities of Cryocon Utah in the exchange. Cryocon Colorado is the acquiring entity for legal purposes and Cryocon Utah is the acquiring entity for accounting purposes. On September 21, 2000, the shareholders of the Company authorized a reverse stock split of 1-for-4. All references to shares of common stock have been retroactively restated.

       b.  Accounting Method

       The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year end.

       c.  Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options, have not been included in the calculation as their effect is antidilutive for the periods presented.

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       c.  Basic Loss Per Share (Continued)

                                    For the Year Ended
                                      March 31, 2001
                             Loss          Shares     Per Share
                          (Numerator)  (Denominator)   Amount

                         $(6,609,229)   12,538,082    $ (0.53)

                                    For the Period Ended
                                       March 31, 2000
                             Loss           Shares     Per Share
                          (Numerator)   (Denominator)   Amount

                         $(1,069,931)    3,472,710   $ (0.31)
d.  Provision for Taxes

At March 31, 2001, the Company has net operating loss carryforwards of approximately $7,600,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                  For  the Years Ended
                                         March 31,
                                   2001          2000
Income tax benefit
at statutory rate              $ 2,511,500    $ 406,500

Change in valuation allowance   (2,511,500)    (406,500)
                               $         -    $       -

       Deferred tax assets (liabilities) are comprised of the following:
                                         For the Years Ended
                                              March 31,
                                      2001                  2000

Income tax benefit at statutory rate  $  2,918,000    $  406,500
Change in valuation allowance           (2,918,000)     (406,500)

                                      $          -    $        -

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000

NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       d.  Provision for Taxes (Continued)
       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

       e.  Cash Equivalents

       The Company considers all highly liquid investment with a maturity of three months or less when purchased to be cash equivalent.

       f.  Principles of Consolidation

       The consolidated financial statements include those of Cryocon, Inc. (Cryocon Colorado) and it's wholly-owned subsidiary, Cryocon, Inc. (Cryocon Utah). All significant intercompany accounts and transactions have been eliminated.

       g.  Revenue Recognition

        Revenue is recognized on an accrual basis when the product is shipped.

       h.  Property and Equipment

       Property and equipment are stated at cost with depreciation and amortization computed on the straight-line method. Property and equipment are depreciated over the following estimated useful lives:
                             Years
Office furniture              5-10
Machinery and equipment       5-10
Building                      39.5
Vehicles                       5

i.  Patents, Trademarks and Licenses
                                                              Net Book
                                                               Value
                         Term       Cost     Amortization       2001
Product rights          5 years   $100,000     $ 26,666     $  73,334
Customer lists, patents
   and trademarks       5 years    349,000       93,067       255,933

                                  $449,000     $119,733     $ 329,267

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       i.  Patents, Trademarks and Licenses (Continued)

       Product rights, customer lists, patents and trademarks have been capitalized and amortized over five years using a straight line method. The total amortization of production costs for the years ended March 31, 2001 and 2000 amounted to $89,800 and $29,933, respectively.

       The  Company  evaluates  the  recoverability  of  intangibles  and
       reviews  the  amortization  period on an  annual  basis.   Several
       factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

       j.  Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts of $11,000 as of March 31, 2001.

       k.  Equity Securities

       Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

       l. Production Costs

       The Company classifies the costs of planning, designing and establishing the technological feasibility of development costs and charges those costs to expense when incurred. Costs of maintenance and customer support are charged to expense when costs are incurred.

       m. Advertising

       The   Company  follows  the  policy  of  charging  the  costs   of
       advertising to expense as incurred.

       n.  Estimates

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

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


       o.  Change in Accounting Principles

       The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

       The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

       The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

       p.  Stock Options

       The  company  applies  Accounting  Principles  Board  ("APB")  25,
       "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       p.  Stock Options (Continued)

       FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is one to five years. The volatility used was 586.91% based upon the historical price per share of shares sold. There are no expected dividends.

Under the accounting provisions of SFAS 123, the Company's net loss for the years ended March 31, 2001 and 2000 would have changed from the reported net loss as follows:
                   2001                2000

       Net loss:
  As reported    $(6,609,229)       $(1,069,931)
  Pro forma      (13,780,222)        (1,069,931)

       Net loss per share:
 As  reported    $  (0.53)          $(0.31)
 Pro forma          (1.10)           (0.31)

       Pursuant to SFAS 123, additional expense of $1,248,110 was recorded during the year ended March 31, 2001 as a result of options and warrants granted below market value to non-employees.

NOTE 2 -    PROPERTY AND EQUIPMENT

        Property and equipment as of March 31, 2001 are detailed in the following summary:

                                                            Net Book

                                               Accumulated   Value
                                    Cost      Depreciation    2001

Office furniture and fixtures    $ 233,711    $  35,654    $  198,057
 Vehicles                           29,945        5,490        24,455
 Machinery and equipment           314,532       37,124       277,408
 Building and land               1,816,324       65,454     1,750,870


Total                           $2,394,512    $ 143,722    $2,250,790

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000

NOTE 2 -                       PROPERTY AND EQUIPMENT (Continued)
       Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the years ended March 31, 2001 and 2000 amounted to $139,199 and $12,366, respectively.

NOTE 3 -                       NOTE PAYABLE - RELATED PARTY
       Note payable - related party as of March 31, 2001 is detailed in the following summary:

                                                               2001
Note payable to a shareholder and former CEO; with an
 interest rate  of 12%; unsecured;  is due on demand.      $  191,964

  Less: current portion                                      (191,964)

  Long-term portion                                        $        -

NOTE 4 -   LONG-TERM DEBT
   Notes  payable as of March 31, 2001 are detailed in the following summary:
                                                                2001
Note payable to an individual; includes interest at 18%;
 due April 8, 2001, secured by processor.                  $   30,000

Notes payable to an individual, originally due on February
 28, 2001, includes interest at 12%, secured by land,
 currently in default (see note below).                       100,000

Notes payable to an individual, due April 30, 2001, non-
 interest bearing, unsecured.                                 100,000

Note payable to a company, originally due February
 28, 2001, interest at 8.5% through February 28, 2001,
 interest at 15% once in default, interest only payments
 were due monthly through February 28, 2001, currently
 in default, secured by building (see note below).          1,350,000

Note payable to an individual, includes interest at 8%,
 payments of $3,117 due monthly, due December 31,
 2006, secured  by intangible assets.                         170,857

  Total long-term debt                                      1,750,857

  Less: current portion                                    (1,603,891)

  Long-term portion                                      $    146,966

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000


NOTE 4 -   LONG-TERM DEBT (Continued)

       The Company is currently working on negotiations to restructure the long-term debt that is in default. These negotiations on payment plans were not finalized as of the date of our audit report. Accordingly, amounts in default are being shown as current liabilities until the agreements are finalized.

       Maturities of long-term debt are summarized below:

                                      Year Ended
                                                     March 31,
                                                      Amount

                                         2002    $ 1,603,891
                                         2003         25,874
                                         2004         28,021
                                         2005         30,347
                                         2006         32,866
                                         2007         29,858

                                       Total     $ 1,750,857

NOTE 5 -   ACCRUED EXPENSES

       Accrued expenses as of March 31, 2001 are summarized as follows:

           Accrued wages and consulting               $ 340,546
           Payroll taxes                                156,167
           Accrued interest                              81,501
           Other                                         27,751

           Total Accrued Expenses                     $ 605,965

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000

NOTE 6 -   COMMON STOCK

       The Company is authorized to issue 50,000,000 shares of common stock with no par value. In November of 1999, 10,225,000 shares were issued as founders shares to officers for the transfer of intangible assets and services valued at predecessor cost of $-0-. The Company issued an additional 775,000 shares of common stock during the year ended March 31, 2000 for cash and services at prices ranging from $0.50 to $1.00 per share.

       On February 9, 2001, the Company entered into an agreement with Citizen Asia Pacific, Ltd. to promote the Company is Asia and other non-US markets. The Company issued 300,000 shares of common stock valued at $675,000 for their consulting fees. On the same date, the Company entered into an agreement with an individual to promote the Company in Europe. The Company has agreed to issue 20,000 shares of common stock valued at $45,000 for the consulting fee. The $45,000 fee has been included in accrued expenses as of March 31, 2001, until the shares are issued.

       On   January  12,  2001,  the  Company  issued  warrants  to   its
       shareholders to purchase 3,714,585 shares of common stock. The exercise price for the warrants is eighty (80%) percent of the market price of the Company's common stock on the day immediately prior to the day that the shareholders elect to exercise the warrants, with a minimum exercise price of $2.00 per share. The shares to be issued pursuant to the exercise of the warrants are not to be issuable until after the effective date of the Company's registration statement originally filed February 9, 2001, which includes the issuance of the underlying shares of common stock. The warrants will be valued pursuant to the Black-Scholes pricing model once the measurement date is determined (the effective date of the registration statement). No expense was recorded for the warrants during the year ended March 31, 2001 since the measurement date was determined to be subsequent to year end.

       On February 16, 2001, the Company entered into a written agreement with Millennium Capital, granting Millennium the right to purchase up to 1,500,000 shares of the Company's outstanding common shares, at a price that is eighty percent (80%) of the market price of the Company's common stock on the business day immediately prior to the day that Millennium purchases the shares. The written agreement  was  executed  after the  filing  of  the  registration statement originally filed on February 9, 2001. The Company believes that the written offer to sale the shares of common stock was exempt from registration under the Securities Act pursuant to
       Section 4(2) thereof. The Securities and Exchange Commission, however, indicated in its comments to the second amendment to the registration statement that the written offer to sell the shares to Millennium Capital may have been made in violation of section
       5. To the Company's knowledge, management of the investor is sophisticated in financial investments and received a variety of financial and other information about the Company in connection with its due diligence. No public solicitation or general advertising was done in connection with the issuance of options. The Company did not pay any fees or commissions in connection with this sale.

       From February 16, 2001 to March 1, 2001, the Company sold 139,100 restricted shares of common stock to eight individuals, five current shareholders and three new investors at a price of $2.00 per share. The Company received $278,200 in gross proceeds from the sale of the restricted shares. The Company believes that the sale of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The sale of the shares occurred after filing of the registration statement on February 9, 2001. As shareholders prior to the investment, these investors received the Company reports filed pursuant to the Exchange Act, and were familiar with the Company operations and financial condition. No public solicitation or general advertising was done in connection with this sale. The Company did not pay any fees or commissions in connection with this sale. The Securities and Exchange Commission, however, indicated in its comments to the second amendment to the registration statement that the sale of the shares after filing the registration statement may have been made in violation of section 5.

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000

  Based on comments received by the SEC, the Company believes the issuance or sale of these securities may have been in violation of the Securities Act of 1933, as amended. Accordingly, the Company may be liable to the offerees. The Company has offered to rescind the prior sales and issuances by offering to repurchase the securities from the offerees as follows:

  2. The Company will pay the shareholders owning the 139,100 shares of common stock, which elect to accept the rescission offer, $2.00 per share, plus an amount equal to the interest thereon, at the appropriate statutory rate from the date of issuance of the securities until the expiration of the rescission offer.

  2. Since the warrants were issued without payment of cash, or any other consideration, the Company will pay the option holders, which elect to accept the rescission offer, $0.005 per warrant. The Company's aggregate liability for the rescission offer of the warrants is $6,191.

     The potential liability of this recission offer is approximately $284,391 as of March 31, 2001. This amount has been accrued as "stock deposits" until the Company has determined whether or not they will be required to repay the shareholders. If the shareholders do not accept the recission offer, the Company will issue the corresponding shares and record the original funds received as equity.

     The rescission offer will expire on the later of (1) June 30, 2001 (30 days after the Effective Date of the Registration), or 30 days after the date each offeree received the Prospectus (the "Expiration Date"). The recission offer does not apply to any of the Company's other securities.

     The Company has not contractually arranged financing, by underwriters or otherwise, of the repurchase of the subject securities from offerees who accept the rescission offer. Upon acceptance of the rescission offer by the offerees, the Company will attempt to arrange financing or underwriting of the rescission or purchase back the subject securities with operating capital. Assuming the rejection of the rescission offer by Millennium Capital, the Company is confident that it will have sufficient capital necessary to fund the rescission offer.

     While the Company's management believes that it will be able to arrange for financing or underwriting of the rescission offer, the Company shall retain the right, on or before the expiration date, to declare the entire rescission offer ineffective and return all completed elections, together with the certificates or other instruments representing the rescission securities, to the offerees who accepted the rescission offer.

     During the year ended March 31, 2001, the Company issued 68,400 shares of common stock upon exercise of stock options at $0.50 per share. The Company also issued 164,658 shares of common stock during the year ended March 31, 2001 for services rendered valued at prices ranging from $2.25 to $5.375 per share

     The Company entered into certain Securities Purchase Agreements and convertible debentures with Paragon Venture Capital Fund and issued a total of 6,549,055 shares of common stock at prices ranging from $0.01 to $2.00 per share for total proceeds of $4,070,473. The Company recorded additional interest expense of $514,050 for the year ended March 31, 2001 pursuant to EITF 98-5 as a result of the convertible debentures issued below the market value of the shares on the date the agreements were entered into.

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000

NOTE 7 -   STOCK OPTIONS AND WARRANTS

       Stock Options

       A summary of the status of the Company's stock options as of March 31, 2001 and changes during the year ending March 31, 2001 are presented below:

                                      Weighted   Weighted
                                      Average    Average
                                      Exercise   Grant Date
                                      Options     Price      Fair Value

        Outstanding, March 31, 2000    375,000   $   0.50     $   0.00
           Granted                   1,880,817       1.19         3.12
           Expired/Canceled                  -          -            -
           Exercised                   (68,400)     (0.50)       (0.00)

        Outstanding, March 31, 2001  2,187,417   $   1.11     $   2.77

        Exercisable, March 31, 2001  1,379,417   $   0.95     $   2.70

       The total amount of outstanding stock options at March 31, 2001 is summarized as follows:
   Shares         Price          Expiration
  306,600         $0.50          December 31, 2001
   30,000         $1.00          October 6,   2003
   30,000         $1.00          December 15, 2003
  250,000         $1.50          November 27, 2001
  250,000         $1.50          October 4, 2001
   41,696         $1.50          March 21, 2002
    8,959         $1.50          September 11, 2001
   50,000        Note 1(b)       Note 1(a)
   37,503         $1.50          September 17, 2001
   60,000        Note 1(b)       Note 1(a)
  250,000        Note 1(b)       Note 1(a)
  250,000        Note 1(b)       Note 1(a)
   30,000         $1.00          Note 1(a)
  250,000        Note 1(b)       Note 1(a)
  250,000         $1.50          December 31, 2005
   92,659         $1.50          January 1, 2004

2,187,417

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000


NOTE 7 -        STOCK OPTIONS AND WARRANTS (Continued)

       Stock Options (Continued)

          Note 1(a):These options expire 180 days following termination of employment with the Company.
          Note 1(b):The exercise price for these options is $1.50 per share for the first vesting and 80% of the average market value for the month of December preceding the additional vesting dates.

       Stock Warrants

       A summary fo the status of the Company's stock warrants as of March 31, 2001 and changes during the year ended March 31, 2001 are presented below:

                                            Weighted     Weighted
                                            Average      Average
                                            Exercise    Grant Date
                               Warrants      Price      Fair Value

Outstanding, March 31, 2000          -   $       -    $       -
       Granted               5,214,585        0.03         0.41
Expired/canceled                     -           -            -
       Exercised                     -           -            -

Outstanding, March 31, 2001  5,214,585   $    0.03    $    0.41

Exercisable, March 31, 200  11,500,000   $    0.10    $    1.41

     As discussed in Note 6, the Company issued warrants to its shareholders to purchase 3,714,585 shares of common stock. As of March 31, 2001, the measurement date on the warrants was not established pending the effective date of the registration statement, registering the underlying shares to be issued. Accordingly, at March 31, 2001, there was no exercise price or weighted average grant date fair value. An additional 1,500,000 warrants were granted to a consultant and an employee during the year ended March 31, 2001, exercisable at $0.10 per share and expire on December 31, 2005.

                      CRYOCON, INC. AND SUBSIDIARY
                 (Formerly ISO Block Products USA, Inc.)
                      (A Development Stage Company)
             Notes to the Consolidated Financial Statements
                         March 31, 2001 and 2000


NOTE 8 -   GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going
     concern   which  contemplates  the  realization  of   assets   and
     liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material  assets,  nor  does  it have  an  established  source  of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to raise additional funds through an SB-2 filing in order to fund operations until revenues are sufficient to cover the operating expenses. The Company is also trying to restructure its long-term debt and dispose of certain assets, if needed, in order to reduce
     operating  expenses.   Until  that  time,  the  stockholders  have
     committed to covering the operating costs of the Company.

     Additionally, the Company is registering a rescission offer concerning certain securities that may have been offered or issued in violation with state and/or federal securities laws (see Note
     6). There are no assurances that (1) the existing stockholders and warrant holders subject to rescission will elect to retain their stock ownership and stock warrants and (2) the Company will be able to raise additional working capital through either private placements or public offerings. To the extent that funds generated from operations, standby investors and any private placements or public offerings are insufficient, the Company will have to raise additional working capital. No assurance can be
     given   that  additional  financing  will  be  available,  or   if
     available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may be required to curtail its operations.

     This rescission raises substantial doubt about the Company's ability to continue as a gong concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 9 -   SUBSEQUENT EVENTS

     On March 30, 2001, the Company entered into an agreement with XTool, Inc., a Utah Corporation, to exchange all of the outstanding shares of XTool, Inc. for 250,000 shares of the Company's outstanding stock. The agreement was effective as of April 3, 2001 when the 250,000 shares were distributed equally to the four stockholders of XTool, Inc.. XTool, Inc. is a development stage company which has developed tooling to be sold in the petroleum, mining and horizontal drilling industries. These tools are unique in the industry and are cryogenically treated.

     As part of the acquisition, the Company committed to a minimum of $250,000 of capital contribution to the new subsidiary. In addition to other compensation, each officer of the new subsidiary will receive stock options to purchase 100,000 shares of the Company's common stock. The options will vest 50,000 shares on the anniversary of the acquisition for two years. The exercise price of the options will be $1.50 per share for the first vesting and eighty percent (80%) of the average stock price for the month of December preceding the date of vesting for the second vesting shares.

     On June 4, 2001, the note holder of the $1,350,000 promissory note filed a Notice of Default with the County Recorder in an effort to commence foreclosure on the trust deed on the Company's current administrative and operational facility. The promissory note was originally due February 28, 2001.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 21, 2000, a majority of Cryocon's shareholders ratified a Board of Directors resolution, on August 17, 2000, selecting H J & Associates as independent public accountants to audit the Cryocon's books, records and accounts and those of its subsidiary for the year 2000. Larry O'Donnell, CPA, PC, Aurora, Colorado audited Cryocon's consolidated financial statements during fiscal year ending March 31, 2000. Cryocon filed a form 8-K with the Securities and Exchange Commission on September 21, 2000, notifying the shareholders of the change. Larry O'Donnell, CPA provided a letter agreeing to the facts and circumstances regarding the change.


PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth the name, age, and position of each executive officer and director and the term of office of each director of Cryocon, as of July 5, 2001.

Director and Officers     Age  Position            Since
J. Brian Morrison         43   Chairman/CEO        March 2001
                               Director            December 2000

Robert W. Brunson         45   Chief,              March 2001
                               Intellectual
                               Property Division

Lyndell Parks             43   Director            December 2000

James S. Cundiff          55   Director/           March 2001
                                Secretary

Sterling Redfern          67    Director           March 2001

Richard L. Lindstrom, MD  54    Director/          April 2001

Vaughn P. Griggs          58    Chief Financial
                                Officer            March 2001


James M. Retallick        43    VP.,
                                Corporate Counsel  July 2000

Matt Kammeyer             31    Senior VP.,
                                 Marketing         December 2000

Biographical Information

Set forth below is certain biographical information for each of Cryocon's Officers and Directors:

J. Brian Morrison

     Mr. Morrison has over 21 years of experience in sales, management, investment banking, and has been directly involved with the management of nearly one hundred employees. Mr. Morrison was appointed as chairman and chief executive officer in March of 2001. Most recently, Mr. Morrison retired from Stephens, Inc.; the largest investment-banking firm in the world off Wall Street, was Vice-president Bank of Oklahoma, BOSC Securities (1998 - 2000) Mr. Morrison has spent time acting as a private consultant. Mr. Morrison volunteered his time and talents to the youth
of St. James United Methodist Church from May 1997 to May 1998.   He has
specialized in fixed income security sales, municipal and governmental financing with institutions, banks, and trust departments, as well as the development of Arkansas and national markets. Additionally, Mr. Morrison has been directly involved with placement and/or underwriting of equity with many Fortune 500 Companies.

Robert W. Brunson

     Mr. Brunson founded Cryocon, Inc., the Utah Corporation, in January of 2000, together with his spouse Debra L. Brunson. Previously, Mr. Brunson had been the president of a major cryogenics firm in the Midwest (September 1994 to May 1999). From May 1999 to January 2000, Mr. Brunson developed the business plan and presented the plan to potential investors. Mr. Brunson has worked as an engineer and consultant in the area of nuclear, chemical and electrical engineering since 1980, as well as cryogenic technology. He authored and held the patent for the deep-cryogenic tempering of firearm barrels and components, known throughout the country as Cryo-Accurizing, which is now a division of Cryocon.

     Mr. Brunson is the founding co-chairman of the National Small Public Company Leadership Council, as well as a member of its Executive
Committee. Robert is also currently the chairman of the Cryogenic Standards Committee and serves as an expert panel member of Heat Treating On-Line and operates as chairman of the ASM Cryogenic Roundtable
Committee.

Lyndell Parks

     Mr. Parks has recruiting, marketing, and management experience covering the past 18 years. This includes the organization of project teams, recruitment of professionals, team projects, and assisting corporations in both managerial structure and product development. He has owned and operated several private companies and has also served on many councils and board of directors.

     Mr. Parks is currently General Manager of Paragon Marketing (September 1998) that provides a wide variety of corporate marketing and consulting. Mr. Parks is also the President and Founder of the Senior Citizens Relief Fund (1998). He is the Interim Chairman/CEO for Floran International, Inc (January 2000). Mr. Parks co-founded and is the Co-Chairman of the Executive Committee with the Small Public Company Leadership Council (May 2000). Prior to Paragon Marketing, Mr. Parks co-founded and was the Senior Vice President and Chief Operations Officer for Natures Wealth, Inc. and VitaCost.com, Inc. (January 1994 - February 1998.


James S. Cundiff

     Mr. Cundiff has an extensive background in marketing both domestically and internationally. He graduated from the University of California, Humbolt in 1971 with a degree in Business Administration. Mr. Cundiff is the founder and current Vice President of Qwestar Resources (2001). Mr. Cundiff is also the founder and Vice-President of Telequest, Inc. since 1995.

Sterling Redfern

     Mr. Redfern is the former president/chief executive officer for the Educational Employees Credit Union (EECU) in Bridgeton, Missouri. Mr. Redfern was the first full-time employee of EECU in 1960 and helped develop EECU into one of the leading credit unions in the country with assets of over 200 million, 38,000 members, and 120 employees. Mr. Redfern retired from EECU in 1994.

     A graduate of Arkansas State University, Mr. Redfern has also attended the Army Security Agency School, St. Louis University, the Credit Union National Association School of Business Management, and the University of Wisconsin. Mr. Redfern was a member of the Credit Union Executive Society for 34 years, served as Director of the Missouri Credit Union League for 30 years, and was the Credit Union National Association Director for 20 years. Mr. Redfern has served several years as a board volunteer for a number of educational organizations including 15 years with the Missouri White House Conference on Education. Mr. Redfern is married with three children and six grandchildren.

Richard L. Lindstrom

     Dr. Lindstrom has previously been awarded 29 patents and 15 research grants. He is currently the attending surgeon and managing partner of Minnesota Eye Consultants in Minneapolis (1998). Dr. Lindstrom also serves as an attending surgeon and medical director for the Center for Teaching and Research at the Phillips Eye Institute (January 1989). He is the medical director for Laser Vision Centers, Inc. (August 1995) and Midwest Surgical Services (September 1994), and is the chief medical editor for Ocular Surgery News. Dr. Lindstrom frequently consults with industry leaders and serves as president of Ophthalmology Consultants (zksmistu 1983). He is the associate director for the Minnesota Lions' Eye Bank (January 1987) and a clinical professor of Ophthalmology at the University of Minnesota (January 1989). Dr. Lindstrom is married with two children.

Vaughn P. Griggs

     Mr. Griggs has over 30 years experience in corporate finance and operations. Mr. Griggs obtained a B.S. in Accounting with an emphasis in Business Management and Economics from Brigham Young University. Mr. Griggs has been with Cryocon since April, 2000. He served Cryocon as a controller and a cryogenic consultant. Mr. Griggs has previously worked for Precision Tool, Inc. (1993 to April 2000), American Apparel, Inc., and Integrated Systems Engineering, Inc. Mr. Griggs also worked as a staff auditor for Arthur Andersen & Co., he was Vice President of Property Management with Price Management Company, served as Controller for the Grossmont Shopping Center and Huish Management Company, and

CFO/Product Development for Nutrition Management Company. Mr. Griggs served as Recorder for the City of Nibley, Utah for three years. He was Chairman of the Transportation Committee in the La Mesa, California Chamber of Commerce and was the Charter Member and Treasurer of the Grossmont Kiwanis International Club.

James M. Retallick

     Mr. Retallick graduated from the J. Reuben Clark Law School at Brigham Young University in 1987. Mr. Retallick served in the U.S. Army Judge Advocate General's Corps attaining the rank of Major. His assignments took him all over the world and included positions as prosecutor, instructor and doctrine writer for the US Army Intelligence Community and military magistrate. Mr. Retallick began private practice
in 1992 with an emphasis in case negotiation and litigation.   Mr.
Retallick later join the firm of Snider, Pace & Retallick, P.C. in 1996 and later created the firm of Retallick & Pace, P.C. in 1997. Mr. Retallick left his position as shareholder and managing attorney of Retallick & Pace, P.C. in January 2000 to accept a position with Cryocon, Inc. Mr. Retallick worked closely with founder Robert W. Brunson in the development of Cryocon, from business plan formulation to the establishment of Cryocon. Mr. Retallick brings a varied background in legal projects execution and personnel management which has lent itself well to the demands of a public company and management of professionals of various disciplines. Mr. Retallick is Debra L. Brunson's brother and Robert W. Brunson's brother-in-law.

Matthew A. Kammeyer

     Mr. Kammeyer has over 10 years of effective managerial experience in the areas of marketing, advertising, and corporate communications. He has received a M.S. degree in Sport Administration (emphasis in marketing & media relations) from Georgia Southern University and a B.S. degree in Communication (emphasis in journalism & public relations) from Weber State University. Mr. Kammeyer has experience in multiple aspects of advertising including print, television, radio, direct mail, and Internet. Mr. Kammeyer has managed local and national media relations, event relations, marketing, and advertising projects for the U.S. Ski & Snowboard Teams (1995 - 1996 season), the Atlanta Committee for the Olympic Games (1995), Georgia Department of Transportation (1996), Weber State University (1993 - 1994), Pacific Rim Financial Group (July 1996 -
1997), Newgate Mortgage Company (May 1997 - January 1998), Bank One (January 1998 - January 2000), and Franklin Quest (February 1996 - July
1996). Mr. Kammeyer has been with Cryocon, Inc. since its inception in January 2000. He has served Cryocon as Sales Manager, Marketing & Advertising Manager, and currently as Vice President of Marketing & Advertising.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

During the last fiscal year, the following officers and/or directors failed to file on a timely basis, as disclosed on Forms 3 and 5, reports required by Section 16(a) of the Exchange Act:

Debra L. Brunson. Ms. Brunson sold 2,000 shares on March 16, 2001 which should have been reported on a Form 4. Ms. Brunson had been informed by her broker that a Form 4 had been filed on her behalf; however, upon further investigation it was learned that a Form 4 was not filed. This was confirmed to Ms. Brunson in correspondence from her broker dated June 29, 2001. Ms Brunson's Form 5 was filed one day past the deadline of May 15, 2001. A Form 5A was filed to correct the problem concerning the missing Form 4 on July 2, 2001.

Richard L. Lindstrom. Dr. Lindstrom was appointed as Director on April 25, 2001. A Form 3 should have been filed by May 10, 2001, reflecting this appointment and indicating the granting of options to him in the amount of 250,000 shares. The transaction was reported of Form 5 which was timely filed on May 15, 2001.

Item 10.  EXECUTIVE COMPENSATION

     The following table set forth certain summary information concerning the compensation paid or accrued for each of the Cryocon's last three completed fiscal years to Cryocon's or its principal subsidiaries Chief Executive Officer and each of its other executive officers as of March 31, 20001 regardless of compensation:

                       SUMMARY COMPENSATION TABLE
<

                                                        Other     Restricted   Securities    LTIP     All Other
                                                        Annual     Stock      underlying    payouts Compensation
Name and Principal Position   Year  Salary    Bonus  Compensation  award(s)  options/SARs     ($)        ($)
    (a)                        (b)     (c)     (d)       (e)       (f)            (g)         (h)        (i)
ROBERT W. BRUNSON, CEO        2001  125,000    00         00        00             00         00        00 (1)
J. BRAIN MORRISON, CEO        2001  150,000    00         00        00        750,000         00        00 (2)

D. CLARK CARLILE, VP          2001  105,000    00         00       00(3)           00         00        00 (5)
MATT A. KAMMEYER,VP           2001     N/A     00         00       00              00         00        00 (3)(4)
JAMES M. RETALLICK, VP        2001     N/A     00         00       00(3)      250,000         00        00 (6)
VAUGHN P. GRIGGS, CFO         2001     N/A     00         00       00              00         00        00 (7)
EGIN BRESNIG, CEO             2000      00     00         00       00         500,000         00        00
EGIN BRESNIG, CEO             1999      00     00         00       00              00         00        00
EGIN BRESNIG, CEO             1998  45,000     00         00       00              00         00        00

(1) Robert W. Brunson was appointed chairman and CEO upon the closing of the acquisition of Cryocon of Utah by ISO Block Products USA, Inc on August 16, 2000. Mr. Brunson served in that capacity until his resignation March 16, 2001.
(2) J. Brian Morrison was appointed chairman and CEO on March 16, 2001. Mr. Morrison was appointed as a director December 15, 2000, at which time he received an option for 250,000 shares, only 100,000 of which has vested. On February 5, 2001 Mr. Morrison received a warrant for 500,000 shares which vested immediately.
(3) All Vice-Presidents have stock options in the total amount of 250,000 shares which vest at 50,000 shares each year on the anniversary of their hire and/or promotion date. To date no option shares have vested for any current vice president.
(4) Matthew A. Kammeyer was promoted to Vice President, Marketing, January 3, 2001. His annual salary was increase at that time.
(5) D. Clark Carlile was hired in July, 2000 with an annual salary of $105,000. He has not received in excess of $100,000 for 2000 because of his hire date.
(6) James M. Retallick was promoted to Vice President in July 2000, with an annual salary of $78,750. On October 16, 2000, the Board of Directors voted to grant to Mr. Retallick an option on 250,000 founder shares for his participation in the start up of Cryocon. The shares vested immediately; however, as of the date of this registration statement none of the options have been exercised.
(7) Vaughn P. Griggs was appointed CFO on March 16, 2001 and is entitled to a stock option plan as a vice president. (see note 3).

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the Cryocon's Common Stock owned as of March 27, 2001 by (i) each person who is known by Cryocon to own beneficially more than five percent (5%) of Cryocon's Common Stock; (ii) each of Cryocon's directors and nominees;
(iii) all officers and directors as a group:

  (i)  BENEFICIAL OWNERS OF MORE THAN 5%:

                               Amount and
Title of  Name and               Nature of          Percentage of
Class     Address           Beneficial Ownership     Shares (1)

Common    Apollo Holdings       1,450,000             6.7%(2)
          PO Box 793
          Dartford, Kent UK
          DA27ZY

Common   Todd Moore             3,000,000             13.7%(3)
         728 Georgia Street
         Blaine, WA  98230

(ii) DIRECTORS AND NOMINEES:

                                   Amount and
Title of  Name and                  Nature of           Percentage of
Class     Address               Beneficial Ownership      Shares (1)

Common    Robert W. Brunson        12,163,893               56.0%
          2250 North 1500 West
          Ogden, UT  84404

Common    J. Brian Morrison          600,000                2.7.0% (4)
          2250 North 1500 West
          Ogden, UT  84404

Common    Lyndell Parks            2,000,000                9.2.0% (5)
          2250 North 1500 West
          Ogden, UT  84404

Common    James S. Cundiff           500,000                2.3%
          2250 North 1500 West
          Ogden, UT  84404

Common    James M. Retallick          270,000               1.2% (6)
          2250 North 1500 West
          Ogden, UT  84404

All officers and directors as a group  13,533,893          62.6%

   (1)The percentage of shares is calculated based upon the total outstanding shares as of May 15, 2001.

  (2) Apollo Holdings is a consulting group. The shares are held in the company's name The sole beneficial owner of Apollo Holdings is Chris Bonvini, a citizen of Great Britain.

(3)Mr. Moore holds a fully vested option to 2,000,000 shares currently owned by Mr. Brunson. Mr. Moore also holds a fully vested warrant for 1,000,000 shares. To date Mr. Moore has not exercised either his option or warrant. If Mr. Moore exercised his option for Mr. Brunson's shares, Mr. Brunson's percent of ownership would be reduced to 47%. If both Mr. Moore and Mr. Parks exercised their options, Mr. Brunson's percent of ownership would be reduced to 37.8%.

(4) Mr. Morrison holds a fully vested warrant for 500,000 shares. Mr. Morrison also holds an option for 250,000 shares, only 100,000 shares of which may be exercise within the next 60 days.

(5) Mr. Parks currently holds a fully vested option on 2,000,000 shares of shares currently held by Robert W. Brunson. If Mr. Parks exercised his option for Mr. Brunson's shares, Mr. Brunson's percent of ownership would be reduced to 47%. If both Mr. Parks and Mr. Moore exercised their options, Mr. Brunson's percent of ownership would be reduced to 37.8%.

(6) Mr. Retallick owns 20,000 shares. Mr. Retallick has a fully vested option for 250,000 founder shares.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert W. Brunson, (former Chief Executive Officer) President of the Intellectual Property Division holds an outstanding promissory note with an interest rate of twelve percent (12%) per annum. The remaining outstanding principal amount of the loan is $149,744.00. Cryocon is not currently making periodic payments on the outstanding principal and interest on this loan. Mr. Brunson has not demanded repayment of the principal or interest due on the loan.

     Robert W. Brunson sold to Cryocon Utah, the assets relating to the Cryo-Accurizing Division and the Tri-Lax Process on November 10, 1999.
In consideration, Cryocon Utah originally gave Mr. Brunson 9,700,000 shares of common stock, Seventy Thousand Dollars ($70,000), and a convertible debenture in the principal amount of $50,000. The debenture had an interest rate of ten percent (10%) per annum. At Mr. Brunson's election the amount of any outstanding principal and unpaid interest were convertible into Cryocon Utah's common stock. At the time of Cryocon's (Iso-Block's) acquisition of Cryocon Utah, Cryocon assumed the obligation of the promissory note, and agreed to allow the debenture to be convertible into Cryocon's common shares. The 2,002,523 shares of common stock described in this prospectus were issued to Mr. Brunson upon conversion of the debenture. Pursuant to the terms of the convertible debenture, Mr. Brunson exercised his right to demand registration of the common shares issued upon conversion of the debenture.

     Lyndell Parks became a director on December 15, 2000. Mr. Parks executed a consulting agreement with Cryocon in November 2000, wherein Cryocon agreed to pay Mr. Parks $200,000 for his services, in addition to reimbursing his expenses. Paragon Marketing and Management employees Mr. Parks as its general manager. Cryocon has an agreement with Paragon Marketing and Management to pay $3,000 per month to provide Cryocon investor relation services. Cryocon is not currently paying Paragon Marketing and Management for those services. Paragon Marketing and Management was the general managing member of each of the Paragon Venture Funds I, II, III, IV and V. As a member of each venture fund, Paragon Marketing and Management received 389,400 shares of Cryocon common stock, upon the conversion of the debenture and the liquidation of each of the Paragon Venture Funds.

     Robert Wickerschiem was appointed to the Board of Directors in October 2000. Mr. Wickerschiem was limited in his participation on the Board due to health matters. Mr. Wickersheim resigned from the Board due to health reasons effective March 29, 2001. Mr. Wickerschiem loaned Cryocon $100,000 without interest. The principal amount of the loan became due on April 30, 2001. Cryocon is not currently making any payment on this debt.

     J. Brain Morrison became a Director on December 15, 2000. Mr. Morrison became Cryocon's Chairman and Chief Executive Officer on March 3, 2001. On February 5, 2001, Mr. Morrison executed a warrant agreement with Cryocon wherein Cryocon agreed to sell to Mr. Morrison 500,000 shares of Cryocon's common stock at the purchase price of $0.10 per share. Mr. Morrison's right to purchase the 500,000 shares of common stock expires on December 31, 2005. The 500,000 shares of common stock issuable upon the exercise of the warrant agreement are included in this prospectus. Additionally, Mr. Morrison received a stock option for common shares to vest as follows: 100,000 shares vesting on January 2, 2001; 75,000 shares vesting on January 2, 2002; and, 75,000 shares vesting on January 2, 2003.

Item 13.  Exhibits and Reports on Form 8-K

         (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange
Commission and which are incorporated by reference to another report, registration statement or form. Cryocon will furnish any exhibit indicated in the list below as filed with this report (not incorporated by reference) upon payment to Cryocon of its expenses in furnishing the information upon the request of any Shareholder of Record.

3.0      Articles and Bylaws

         3.1 Articles of Incorporation of Cryocon (incorporated by reference to Exhibit 3.1 to registration statement on Form S-8 of Champion Computer Rentals, Inc., file no. 33-23257-
D)

        3.2 Bylaws of Cryocon (incorporated by reference to Exhibit on Form 10-KSB for fiscal year ended 1993).

        3.3 Certificate of Amendment and Restatement to Articles of Incorporation (incorporated by reference to Exhibit 3.4 to Form 8-K dated February 10, 1994).

        3.4 Certificate of Amendment to Articles of Incorporation, changing Champion Computer Rentals, Inc.'s name to Iso-Block Products USA, Inc.(incorporated by reference to
             Exhibit 2(c) to registration statement on Form 8-A, file no. 0-25810).

       3.5 Certificate of Amendment to Articles of Incorporation, changing the company's name to Cryocon, Inc., authorizing a four to one reverse split, authorizing the increase of capital stock to 50,000,000 shares of common stock, and ratifying the change of auditors to HJ & Associates of Salt Lake City, Utah.
            (Incorporated by reference to Exhibit 3.6 to the 10-QSB, filed November 14, 2000.)

4.0      Instruments Defining the Rights of Security Rights

       4.1 Convertible Debenture Due January 3, 2003 between Cryocon, Inc. and Robert Brunson in the Principal Amount of $50,000.00, incorporated by reference to Exhibit 4.1 to Form S-3 filed February 9, 2001.

     4.2 Convertible Debenture Due February 1, 2003 between Cryocon,Inc. and Paragon Venture Fund LLC in the Principal Amount of
          $28,800.00 incorporated by reference to Exhibit 4.2 to Form S-3 filed February 9, 2001.

     4.3 Convertible Debenture Due February 1, 2003 between Cryocon,Inc. and Paragon Venture Fund LLC in the Principal Amount of
          $647,300.00 incorporated by reference to Exhibit 4.3 to Form S-3 filed February 9, 2001.

     4.4 Convertible Debenture Due February 1, 2003 between Cryocon Inc. and Paragon Venture Fund LLC in the Principal Amount of
          $1,404,473.00 incorporated by reference to Exhibit 4.4 to Form S-3 filed February 9, 2001.

     4.5 Convertible Debenture Due February 1, 2003 between Cryocon, Inc. and Paragon Venture Fund LLC in the Principal Amount of $475,000.00 incorporated by reference to Exhibit 4.5 to Form S-3 filed February 9, 2001.

     4.6 Convertible Debenture Due February 1, 2003 between Cryocon, Inc. and Paragon Venture Fund LLC in the Principal Amount of $1,564,236.00 incorporated by reference to Exhibit 4.6 to Form S-3 filed February 9, 2001.

     4.7  Warrant Issuance to Todd Moore incorporated by reference to
          Exhibit 4.7 to Form S-3 filed February 9, 2001.

     4.8  Warrant Issuance to Bourns, Inc., incorporated by reference to
          Exhibit 4.8 to Form S-3 filed February 9, 2001.

     4.9 Warrant Issuance to J. Brian Morrison incorporated by reference to Exhibit 4.9 to Form S-3 filed February 9, 2001.

     4.10 Common Stock Purchase Agreement Millennium Capital Partners, L.L.C. incorporated by reference to Exhibit 4.10 in Amendment No. 1 to Form SB-2 filed April 17, 2001.

     4.11 Sample Form of Warrant issued to Cryocon's shareholders incorporated by reference to Exhibit 4.11 to Amendment No. 1 to Form SB-2 filed April 17, 2001.

     4.12 Addendum to Common Stock Purchase Agreement with Millennium Capital Partners, LLC.

9.0  Voting Trust Agreements.

     None

10.0 Material Contracts

     10.1(2)   XTool, Inc. Acquisition Contract incorporated by
     reference to Exhibit 4.11 in Amendment No. 1 to Form SB-2 filed April 17, 2001.

16.0 Letter on Change in Certifying Account

     Incorporated by reference to Exhibit 16.0 in Form S-3 filed
     February 9, 2001.

22.0 Subsidiaries of Registrant

     Incorporated by reference to Exhibit 4.11 in Amendment No. 1 to Form SB-2 filed April 17, 2001.

24.0    Power of Attorney

         24.01    Power of Attorney (See Signature Page)

  (b) No reports on Form 8-K were filed during the last quarter of fiscal year 2000.

                            POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Brain Morrison, with power of substitution, as his attorney-in-fact for him, in all capacities, to sign any amendments to this registration statement and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitutes may do or cause to be done by virtue hereof.
                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



_______/s/_________________   CHAIRMAN/CHIEF EXECUTIVE OFFICER
                                                        July 13, 2001
J. BRIAN MORRISON


______/s/__________________   CHIEF FINANCIAL OFFICER  July 13, 2001
VAUGHN P. GRIGGS


_____/s/___________________   DIRECTOR                 July 13, 2001
LYNDELL PARKS


____/s/____________________   DIRECTOR                 July 13, 2001
STERLING REDFERN


____/s/____________________   DIRECTOR/SECRETARY       July 13, 2001
JAMES S. CUNDIFF


________________________ DIRECTOR                      July 13, 2001
RICHARD L. LINDSTROM

EXHIBIT 4.12:
ADDENDUM TO COMMON STOCK PURCHASE AGREEMENT WITH
MILLENNIUM CAPITAL
                               ADDENDUM TO
                             STOCK PURCHASE
                                AGREEMENT
                          _____________________


                              CRYOCON, INC.


                           __________________

                           Millennium Capital
               ADDENDUM TO COMMON STOCK PURCHASE AGREEMENT

     THIS ADDENDUM, is entered into by and between Cryocon, Inc. (Issuer) and Millennium Capital Group, LLC (Buyer).

     The parties hereto agree to extend the Option Period as provided for in Exhibit 1.1 of the Common Stock Purchase Agreement an additional 120 days from May 31, 2001 to September 30, 2001.

     All other terms and conditions not specifically amended by this instrument remain if full force and effect.

     Dated May 31, 2001

     Issuer:


     ___/s/________________________________________
     J. Brian Morrison, Chairman/Chief Executive Officer
     Cryocon, Inc.

     Buyer:



     __/s/___________________________________________
     Mark E. Gray, Managing Director
     Millennium Capital Group, LLC