Form 10KSB/A
period 2001-03-31
CRYOCON INC
filed 2001-07-31
CIK 837014

Document is copied
As filed with the Securities and Exchange Commission on July 13, 2001
                   Registration No. 333-55284
-----------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
               ----------------------------------
                        AMENDMENT NO. 1 TO
                           FORM 10-KSB
         ANNUAL REPORT PURSUANT TO SETION 13 OR 15(B) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                           ----------
(Mark One)

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

Documents incorporated by reference:
None

Cryocon's annual report is amended to correct changes in numbers and other minor changes in Item 6, "Management's Discussion and Analysis or Plan of Operations." Changes made are highlighted.

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

     Cryocon currently has 12 full time employees and two part time employees.

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

     Cryocon's losses for fiscal year 2001 are $6,609,788. These losses are attributable to start-up and operational costs, market development penetration, costs incurred in capital acquisition and asset expenditures. Unusually high capital outlays include $700,000 for shop equipment, land and building; approximately $313,274 in equipment (computers and printers), approximately $275,000 for the purchase of the Cryo-Accurizing patent and related equipment and $282,937 in advertising.

     On December 15, 2000, Cryocon announced corporate restructuring aimed at achieving administrative and operational cost savings. Cryocon estimated cost savings in excess of 50% through outsourcing key functions and redefining departmental and employee functions. As a result of this action, Cryocon's management reduced Cryocon's full time employees by 10 employees to a total of 17 full time personnel. Cryocon has since further reduced it's personnel to 12 full time and two part time employees. At the present time here is no anticipated significant changes in the number of employees;however, management reserves the right to further redefine employee positions anticipates that it may need to hire personnel specifically in the research and development area. These changes have resulted in significant material changes in several line items of Cryocon's financial statements. Additional steps taken to reduce company expenditures include the sale of company owned vehicles and excess equipment.

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

Liquidity and Capital Resources.

     Cryocon Utah commenced operations on January 3, 2000. Since start of operations January 2000, Cryocon has realized $163,910 in gross sales and had $30,647 in accounts receivable. Of those gross sales $82,198 resulted from the treatment of firearm components through the Cryo-Accurizing Division and $81,712 has resulted from deep cryogenic tempering of miscellaneous parts for various individuals and manufacturers. Cryocon's cumulative operating loss through March 31, 2001 is $7,679,160. The loss is attributable to pre-organizational, start-up and operating costs of its subsidiary Cryocon Utah, and costs incurred in Cryocon's financing efforts. These costs include $1,248,110 assessed for options granted below market value, $1,640,204 assessed for common stock for services, and $514,050 additional expense assessed on convertible debentures.

     Cryocon's operation to date has consumed substantial amounts of cash. As of March 31, 2001, Cryocon had a working capital deficit of $2,953,922. Since inception the net cash loss from operations is $3,886,088 and is expected to continue; however it is anticipated that these losses may decrease in the foreseeable future due to corporate restructuring. The consumption of capital during the start-up phase included $700,000 for a building purchase, equipment purchases of $313,274, and a patent purchase of $275,000. The rate in which Cryocon expends its resources is variable and may accelerate, depending on many factors. Many of the factors are outside of Cryocon's control, including:

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

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.



							________/S/_____________________
							J. BRIAN MORRISON
							CHAIRMAN/CHIEF EXECUTIVE OFFICER
                                          July 31, 2001

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