Form 10QSB
period 2001-06-30
CRYOCON INC
filed 2001-08-21
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter ended June 30, 2001    Commission File No.33-30476-D


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

                    Yes _X_           No ___

  The number of  shares outstanding of each of the Registrant's classes of
      common equity, as of June 30, 2001, are as  follows:

        Class of Securities            Shares Outstanding
        -------------------            ------------------
   Common Stock, no par value              21,867,360

                              INDEX


                  PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements                                      PAGE


     Consolidated Balance Sheets
               (June 30 2001 and March 31, 2001).................   F-1

    Liabilities and Stockholders' Equity (Deficit)...............   F-2

    Consolidated Statement of Operations ........................   F-3

    Consolidated Statement of Shareholders' Equity (Deficit).....   F-4

     Consolidated Statement of Cash Flows .......................   F-8

     Notes to Unaudited Financial Statements ....................   F-10


Item  2. Management's Discussion and Analysis and
     Plan of Operation..........................................    13

                   PART II. OTHER INFORMATION

Item 1.     Legal Proceedings...................................    16

Item 2.  Changes in Securities and Use of Proceeds..............    16

Item 3.  Defaults Upon Senior
Securities......................................................    16

Item 4.  Submission of Matters to a Vote of Security Holders....    17

Item 5.  Other Information......................................    17

Item 6.  Exhibits and Reports on Form 8-K.......................    17

Signatures......................................................    18

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                  Consolidated Balance Sheets


                            ASSETS
                                          June 30,          March 31,
                                            2001         2001
                                                       (Unaudited)
CURRENT ASSETS

     Cash    $4,200      $
                     8,980
                Accounts
                                                      receivabl
                                                      e, net   25,855
                                                      30,647
                                      000         -
                                                      Deposits
                                                      and
                                                      prepaid
                                               expenses 26,638
                                                34,214

                                        Total Current Assets
                                            183,693   73,841

PROPERTY AND EQUIPMENT, NET            2,290,400        2,250,790

OTHER ASSETS

                                                      Goodwill,
                             net      419,198         -
                                                      Patents,
                                                      trademark
                                                      s and
                                                      licenses,
                                              net      306,817
                                                      329,267

                                                      Total Other Assets
                                                      726,015   329,267

    TOTAL ASSETS$    3,200,108         $    2,653,898

                              F-1
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                  Consolidated Balance Sheets


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                June 30,          March 31,
                                     2001         2001
                                       (Unaudited)

CURRENT LIABILITIES

                                                    Accounts
                                              payable $441,389    $
                                                      341,552
                                                 Due to
                                                      related
                                     parties  208,100         -
                                                     Accrued
                                               expenses 697,166
                                                      605,965
                                                      Stock
                                                      deposits 284,391
                                                      284,391
                                                      Notes
                                                      payable,
                                                      related
                                               party    191,964
                                                      191,964
                                                      Current
                                                      portion
                                                      long-term
                         debt     1,615,303            1,603,891

                  Total Current Liabilities     3,438,313 3,027,763

LONG-TERM LIABILITIES

                                                      Long-term
                                                      debt     177,818
                                                      146,966

    Total Long-Term Liabilities        177,818             146,966

              TOTAL LIABILITIES   3,616,131           3,174,729

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares authorized of no par value, 19,864,837 and 19,319,837 shares issued and outstanding,

respectiv
                 ely      8,075,329            7,158,329
                                                      Deficit
                                                      accumulat
                                                      ed during
                                                      the
                                                     developme
                     nt stage (8,491,352 )         (7,679,160)

                        Total Stockholders' Equity
                       (Deficit)(416,023   )         (520,831  )

                                 TOTAL LIABILITIES AND
                                  STOCKHOLDERS' EQUITY
                (DEFICIT)    $   3,200,108         $    2,653,898





                              F-2
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
             Consolidated Statements of Operations
                          (Unaudited)


                                            From

Inception on
                                                        For
                                                      the
                                                      October 20,

Three Months Ended            1999 Through
                                                 June
                                   30,                      June
                                                     30,
                                      2001         2000           2001

REVENUES                  $18,131  $-              $    182,041

EXPENSES

                           Cost of
                        sales    6,862           -         71,645
                         Advertisi
                        ng       15,877          -         466,560
                                Bad debt
                              expense  -               -    11,000
                                                   Depreciat
                                                      ion and
                                                     amortizat
                        ion      81,183          -         352,481
                                                      General
                                                      and
                                                     administr
                                              ative    692,281
                                         45,446    7,000,567

Total Expenses      796,203             45,446              7,902,253

OPERATING LOSS  (778,072)       (45,446 )         (7,720,212     )

OTHER INCOME (EXPENSE)

                                              Interest
                              income   5          -         3,509
                                               Other
                    income   9,687           -         11,784
                                                  Loss on
                                                      sale of
                       assets   -               -    (27,515   )
                                                     Interest
                     expense  (43,812 )       -         (758,918  )
                 Total Other Income (Expense)       (34,120   )  -
                                    (771,140)
NET LOSS         $(812,192)  $    (45,446 )    $    (8,491,352 )
BASIC LOSS PER SHARE            $   (0.04 )        $(0.00   )

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING              19,617,364          11,000,000



                              F-3
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit)
                                               Deficit
                                       Accumulated
                                     During the

Common Stock                       Development
                        Shares          Amount                   Stage
Balance at inception on
 October 20, 1999              -              $-               $    -

Issuance of common stock to founders
 for services at $0.00 per share          1,000          -           -

Issuance of common stock to founders
 for services at $.00 per share            524,000          -           -

Issuance of common stock to founders
 for services and intangible assets at
 $0.00 per share              9,700,000          -          -

Issuance of common stock for services
 at $0.75 per share                   100,000          75,000       -

Issuance of common stock for cash
 at $0.50 per share               10,000          5,000         -

Issuance of common stock for services
 at $0.50 per share                    5,000          2,500       -

Issuance of common stock for cash
 at $0.50 per share                      10,000    5,000            -

Issuance of common stock for cash
 at $0.50 per share                     4,000          2,000       -

Issuance of common stock for services
 at $0.50 per share                16,000          8,000          -

Issuance of common stock for services
 at $0.75 per share                   100,000          75,000     -

Issuance of common stock for services
 at $0.75 per share                     500,000          375,000     -

Issuance of common stock for cash at
 $1.00 per share                 10,000          10,000     -

Balance forward                       10,980,000      $557,500  $    -
                              F-4
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit)
                          (Continued)
                                                       Deficit
                                             Accumulated
                                              During the
                                Common Stock        Development
                 Shares          Amount         Stage
Balance forward             10,980,000        $557,500         $    -

Issuance of common stock for cash
 at $1.00 per share         10,000          10,000               -

Issuance of common stock for cash
 at $1.00 per share           10,000          10,000               -

Net loss from inception on
 October 20, 1999 through
 March 31, 2000            -     -         (1,069,931 )

Balance, March 31, 2000      11,000,000         577,500     (1,069,931)

Recapitalization       1,237,724          -          -

Warrants issued below market
 value                   -
                   980,000      -

Issuance of common stock upon exercise
 of options at $0.50 per share         17,500          8,750  -

Issuance of common stock for
 services at $5.375 per share     10,000          53,750      -

Issuance of common stock upon exercise
 of options at $0.50 per share         31,650          15,825      -

Issuance of common stock for cash
 at $0.01 per share               2,880,000    28,800       -

Issuance of common stock for cash
 at $0.50 per share                  1,294,000  647,000      -

Issuance of common stock for cash
 at $1.00 per share  1,355,437          1,355,437            -

Issuance of common stock for cash
 at $2.00 per share  237,500          475,000              -

Issuance of common stock for cash
 at $2.00 per share    782,118          1,564,236            -

Stock issuance costs        -    (390,708)          -
Balance Forward      18,845,929        $5,315,590    $    (1,069,931)

                              F-5

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
   Consolidated Statement of Stockholders' Equity (Deficit)
                          (Continued)
  Deficit
  Accumulated
                                            During the
                    Common Stock        Development
     Shares          Amount         Stage

Balance Forward        18,845,929        $5,315,590    $    (1,069,931)
Issuance of common stock upon exercise
 of options at $0.50 per share        13,250          6,625        -

Issuance of common stock for
 services at $2.25 per share      300,000          675,000       -

Options issued below market
 value                        -               268,110              -

Issuance of common stock upon exercise
 of options at $0.50 per share     6,000       3,000           -

Issuance of common stock for services
 at $3.063 per share      3,658          11,204               -

Issuance of common stock for
 services at $2.25 per share  51,000          114,750              -

Issuance of common stock for
 services at $2.50 per share      100,000     250,000           -

Additional interest recorded on convertible
 debentures          -      514,050           -

Net loss for the year ended
 March 31, 2001         -     -     (6,609,229)

Balance , March 31, 2001   19,319,837        $7,158,329    $ (7,679,160)

                              F-6
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
   Consolidated Statement of Stockholders' Equity (Deficit)
                          (Continued)


                                             Deficit
     Accumulated
                                                         During the
                   Common Stock             Development
     Shares          Amount         Stage

Balance , March 31, 2001        19,319,837  $7,158,329   $    (7,679,160)

Issuance of common stock in lieu of
 debt at $2.25 per share (unaudited)   25,000    56,250      -

Issuance of common stock for services
 at $2.10 per share (unaudited)    100,000    210,000        -

Issuance of common stock upon exercise
 of warrants at $0.10 per share (unaudited)   150,000     15,000    -

Issuance of common stock for 100% of
 XTool, Inc. at $2.375 per share (unaudited) 250,000   593,750    -

Issuance of common stock for services
 at $2.10 per share (unaudited)         20,000  42,000         -

Net loss for the three months ended
 June 30, 2001 (unaudited)  -       -     (812,192   )

Balance, June 30, 2001 (unaudited)   19,864,837 $8,075,329  $(8,491,352)



                              F-7
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                     From

Inception on
        For the
       October 20,
             Three Months Ended       1999 Through
                   June 30,            June 30,
         2001         2000           2001

CASH FLOWS FROM OPERATING ACTIVITIES

          Net loss$(812,192   )    $    (45,446  )    $    (8,491,352)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
 Amortization and depreciation      81,183              -
                             352,481
  Options and warrants issued below market
                          value -              -    1,248,110
     Loss on sale of assets        -                   -    27,515
       Bad debt expense    -                   -
                                                      11,000
  Additional expense recorded on convertible
        debentures     -                 -    514,050
    Common stock issued for
         services rendered   267,000             -         1,907,204
 (Increase) decrease in:
         Accounts receivable
    4,792     -      (36,855 )
    Deposits and prepaids         7,576               -         (26,638)
     Stock deposits      -                   -
    284,391
     Accounts payable and accrued
           expenses 250,007
   45,190    1,197,524

      Net Cash Used by
      Operating Activities
       (201,634) (256)
 (3,012,570)

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase
   or
        development of intangibl
            es       -               -    (449,000  )
                         Sale of
        assets   10,600          -         10,600
           Equipment
        purchases(21,896 )       -         (401,766  )
        Purchase
         of
         building -               -    (2,050,000     )

      Net Cash (Used) by
       Investing Activities
    (11,296 ) -      (2,890,166   )

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance
    of common
                                                      stock for
    cash     -               -    4,146,673
     Stock
                                                      offering
   costs    -               -    (390,708  )
                                                      Due to
                                                      related
     parties  208,100         -         208,100
                                                      Issuance
                                                      of notes
  payable  9,400           -         3,497,987
                                                      Payments
                                                      made on
                                                      notes
       payable  (9,350  )       -         (1,555,116     )

  Net Cash Provided by
  Financing Activities$
  208,150  $-              $    5,906,936
                              F-8

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
       Consolidated Statements of Cash Flows (Continued)
                          (Unaudited)
                                             From

Inception on
 For the                            October
                                                      20,

Three Months Ended                 1999 Through
                                      June 30June 30,
     2001         2000           2001

NET INCREASE IN CASH AND CASH
 EQUIVALENTS           $  (4,780)       (256    )         4,200

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD              8,980        458               -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD            $   4,200   $    202          $    4,200


CASH PAID FOR:

Interest$45      $  -         119,600
  Income taxes   $-               $    -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

                                                      Common
                                                      stock
                                                      issued
                                                      for
     services$267,000    $    -         $ 1,907,204
                                                      Common stock
                                                      issued in
    lieu of debt$    56,250       $    -
                                                      $     56,250
                                                      Vehicles
                                                      purchased
                                                      under
                                                      notes
     payable $35,215     $    -
                                                      $   100,764



                              F-9
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
        Notes to the Consolidated Financial Statements
               June 30, 2001 and March 31, 2001

NOTE 1 -                                              CONDENSED
       FINANCIAL STATEMENTS

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

NOTE 2 -  PRONOUNCEMENTS ISSUED NOT YET ADOPTED

       In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

       Statement 141:

       * Eliminates the pooling method for accounting for business combinations.

       * Requires that intangible assets that meet certain criteria be reported separately from goodwill.

       * Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

       Statement 142:

         Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

         Requires, at a minimum, annual impairment tests for goodwill an other intangible assets that are determined to have an indefinite life.

                             F-10
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
        Notes to the Consolidated Financial Statements
               June 30, 2001 and March 31, 2001

  NOTE 2                                                      -
       PRONOUNCEMENTS ISSUED NOT YET ADOPTED (Continued)

        Upon adoption of these Statements, the Company is required to:

       * Re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangibles assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

       * Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

       *    Write-off any remaining negative goodwill.

       The company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

  NOTE 3    -                                             GOING
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

       Additionally, the Company is registering a rescission offer concerning certain securities that may have been offered or issued in violation with state and/or federal securities laws. There are no assurances that (1) the existing stockholders and warrant holders subject to rescission will elect to retain their stock ownership and stock warrants and (2) the Company will be able to raise additional working capital through either private placements or public offerings. To the extent that funds generated from operations, standby investors and any private placements or public offerings are insufficient, the Company will have to raise additional working capital.

                             F-11
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
        Notes to the Consolidated Financial Statements
               June 30, 2001 and March 31, 2001


       NOTE 3 -GOING CONCERN (CONT.)

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

  NOTE 4                                                      -
       SIGNIFICANT EVENTS

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

       The acquisition of XTool, Inc. resulted in goodwill of $441,261 as follows:

   Value of 250,000 shares
 issued ($2.375 per share)$    593,750
                     Assets acquired, net
                             (167,657)
                        Liabilities assumed, net      15,168

                    Resulting goodwill  $
                                                      441,261

       Amortization of the goodwill is computed on the straight-line method over the estimated useful life of 5 years.
       Amortization on the goodwill through June 30, 2001 was $22,063.


                             F-12
                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
        Notes to the Consolidated Financial Statements
               June 30, 2001 and March 31, 2001

  NOTE 4                                                      -
       SIGNIFICANT EVENTS (CONT.)

       On June 4, 2001, the note holder of the $1,350,000 promissory note filed a Notice of Default with the County Recorder in an effort to commence foreclosure on the trust deed on the Company's current administrative and operational facility. The promissory note was originally due February 28, 2001.



                             F-13
Item 2 - Management's Discussion and Analysis or Plan of
Operation

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects,"
"plans,"   "anticipates,"    "believes,"   "estimates,"
"predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

         We believe these forward-looking statements are reasonable; however, you should not unduly rely on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

    The following discussion of Cryocon's past and future financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements.

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

     Cryocon's losses for fiscal year 2001 are $6,609,229. These losses are attributable to start-up and operational costs, market development penetration, costs incurred in capital acquisition and asset expenditures. Unusually high capital outlays include $700,000 for shop equipment, land and building; approximately $313,274 in equipment (computers and printers), approximately $275,000 for the purchase of the Cryo-Accurizing patent and related equipment and $282,937 in advertising.

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

Future Financial Condition

     In March of 2001 Cryocon appointed a new chairman and chief executive officer, J. Brian Morrison, who, in conjunction with the board of directors, has identified several potential acquisitions and/or mergers. The stated goal is to merge Cryocon's technology into mainstream processes to generate superior results for the customer and expand the technology into traditional heat treating markets. Mr. Morrison believes that given the personnel employed at Cryocon and the opportunities that are presenting themselves, that Cryocon has the potential to become a world leader in the cryogenics market.


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

     Additional funding is necessary for Cryocon to satisfy it's cash requirements. Currently Cryocon does not have sufficient cash reserves to meet it's obligations for the next 30 days. However, management is confident in it's abilities to raise short term funding to meet it's current needs. Upon the effectiveness of this prospectus and registration statement, Cryocon has a stock purchase agreement with Millennium Capital Partners, LLC, for 1,500,000 shares of common stock which should produce sufficient revenues for operations and expansion for approximately six months. Thereafter it is anticipated that revenues would substantially increase, but further capital will need to be raised. Management's stated goals, as issued by J. Brain Morrison, Cryocon's chairman and chief executive officer is to merge Cryocon's technology into mainstream processes to generate superior results for the customer and expand the technology into traditional heat treating markets.

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

Liquidity and Capital Resources.

     Cryocon Utah commenced operations on January 3, 2000. Since start of operations January 2000, Cryocon has realized $182,041 in gross sales and has $25,855 in accounts receivable. Cryocon had gross sales in the quarter ending June 30, 2001 of $18,131. Of those gross sales $12,028 resulted from the treatment of firearm components through the Cryo-Accurizing Division and $6,103 has resulted from deep cryogenic tempering of miscellaneous parts for various individuals and manufacturers. Cryocon's cumulative operating loss through June 30, 2001 is $8,491,352. The loss is attributable to pre-organizational, start-up and operating costs of its subsidiary Cryocon Utah, and costs incurred in Cryocon's financing efforts. These costs include $1,248,110 assessed for options granted below market value, $1,907,204 assessed for common stock for services, and $514,050 assessed as additional expenses on convertible debentures.


     Cryocon's operation to date has consumed substantial amounts of cash. As of June 30, 2001, Cryocon had a working capital deficit of $2,498,842, which includes the current portion of all notes payable including the debt on the building. Since inception the net cash loss from operations is $3,612,570 and is expected to continue; however it is anticipated that these losses may increase in the foreseeable future. The consumption of capital during the start-up phase included $700,000 for a building purchase, equipment purchases of $313,274, and a patent purchase of $275,000. The rate in which Cryocon expends its resources is variable and may accelerate, depending on many factors. Many of the factors are outside of Cryocon's control, including:

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

     Because Cryocon is still in the development stage, it has limited working capital and limited internal financial resources. Cryocon's limited cash flows have prevented Cryocon from borrowing funds from conventional lending institutions. Since the Cryocon has not been able to secure funding from commercial lenders, Cryocon has relied on private investments from third-parties, including Cryocon's management, to meet its current obligations. As of August 1, 2001, Cryocon will not have sufficient cash on hand to fund another month of operations at the current run rate; however, Management is confident of being able to obtain operational funds through various means.

     Cryocon's financial information is prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On June 4, 2001, Bourn Inc. filed a Notice of Default with the Weber County Recorder, in its effort to commence foreclosure on the deed trust on Cryocon's current administrative and operational facility located at 2250 North 1500 West, in Ogden, Weber County, Utah. On June 1, 2000, Bourn, Inc. loaned Cryocon $2,050,000. The promissory note became due on February 28, 2001. The remaining balance due is $1,350,000.

On August 7, 2001,Cryocon was served legal process in a collection action by Rushford/Ross Advertising Agency claiming a debt owed in the amount of $7,709.26, interest and costs in collection.

Cryocon has not been served with any other legal process providing it with legal notice of any other pending proceedings. Cryocon is not a plaintiff in any pending action.

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

     3.4 Certificate of Amendment and Restatement to Articles of Incorporation (incorporated by reference to Exhibit 3.4 to Form 8-K dated February 10, 1994)

     3.5 Certificate of Amendment to Articles of
          Incorporation, changing the Company's name to Iso-
          Block Products USA, Inc.  (incorporated by reference
          to Exhibit 2(c) to registration   statement on Form 8-
          A, file no. 0-25810)

     3.6  Certificate of Amendment to Articles of
          Incorporation, changing the Company's name to Cryocon, Inc., authorizing a four to one reverse split, authorizing the increase of capital stock to 50,000,000 shares of Common Stock, and ratifying the change of auditors to HJ & Associates of Salt Lake City, Utah. (Incorporated by reference to Exhibit 3.6 to the quarterly report filed on Form 10-QSB for the Quarter ending September 30, 2000).
     (b) Reports on Form 8-K. : There were no reports filed on Form 8-K between March 31, 2001 and June 30, 2001.


                          SIGNATURES
_______________________________________________________________
____________

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 2001

                                                CRYOCON, INC.


                                               By:
____________/s/________________________
                                             J. BRAIN MORRISON

Chairman/Chief Executive Officer




                                              By:
_________/s/_________________________
                                                        VAUGHN
P. GRIGGS

Chief Financial Officer