Form 10QSB/A
period 2001-06-30
CRYOCON INC
filed 2001-08-21
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 1O-QSB/A
                          Amendment No. 1


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

PART I - FINANCIAL STATEMENTS

Item 1 - Financial Statements

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                  Consolidated Balance Sheets


                            ASSETS
                                               June 30,       March 31,
                                                 2001           2001
                                             (Unaudited)
CURRENT ASSETS

     Cash                                  $      4,200    $     8,980
     Accounts receivable, net                    25,855         30,647
     Inventory                                  127,000              -
     Deposits and prepaid expenses               26,638         34,214

     Total Current Assets                       183,693         73,841

PROPERTY AND EQUIPMENT, NET                   2,290,400      2,250,790

OTHER ASSETS

     Goodwill, net                              419,198              -
     Patents, trademarks and licenses, net      306,817        329,267

     Total Other Assets                         726,015        329,267

    TOTAL ASSETS$                             3,200,108    $ 2,653,898

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
                  Consolidated Balance Sheets


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               June 30,      March 31,
                                                 2001         2001
                                            (Unaudited)
CURRENT LIABILITIES

 Accounts payable                        $     441,389    $   341,552
 Due to related parties                        208,100              -
 Accrued expenses                              697,166        605,965
 Stock deposits                                284,391        284,391
 Notes payable, related party                  191,964        191,964
 Current portion long-term debt              1,615,303      1,603,891

  Total Current Liabilities                  3,438,313      3,027,763

LONG-TERM LIABILITIES

 Long-term debt                                177,818        146,966

    Total Long-Term Liabilities                177,818        146,966

              TOTAL LIABILITIES              3,616,131      3,174,729

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock: 50,000,000 shares
   authorized of no par value,
   19,864,837 and 19,319,837 shares
   issued and outstanding, respectively      8,075,329      7,158,329
 Deficit accumulated during the
   development stage                        (8,491,352)    (7,679,160)

   Total Stockholders' Equity (Deficit)       (416,023)      (520,831)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                $ 3,200,108    $ 2,653,898

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
             Consolidated Statements of Operations
                          (Unaudited)
                                                                  From
                                                             Inception on
                                        For the               October 20,
                                  Three Months Ended         1999 Through
                                        June 30,                June 30,
                                  2001            2000           2001

REVENUES                      $     18,131    $         -    $    182,041

EXPENSES

 Cost of sales                       6,862              -          71,645
 Advertising                        15,877              -         466,560
 Bad debt expense                        -              -          11,000
 Depreciation and amortization      81,183              -         352,481
 General and administrative        692,281         45,446       7,000,567

Total Expenses                     796,203         45,446       7,902,253

OPERATING LOSS                    (778,072)       (45,446)     (7,720,212)

OTHER INCOME (EXPENSE)

 Interest income                         5              -           3,509
 Other income                        9,687              -          11,784
 Loss on sale of assets                  -              -         (27,515)
 Interest expense                  (43,812)             -        (758,918)

 Total Other Income (Expense)      (34,120)             -        (771,140)

NET LOSS                      $   (812,192)   $   (45,446)   $ (8,491,352)

BASIC LOSS PER SHARE          $      (0.04)   $     (0.00)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING             19,617,364     11,000,000

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
   Consolidated Statements of Stockholders' Equity (Deficit)
                                                                 Deficit
                                                               Accumulated
                                                                During the
                                             Common Stock       Development
                                           Shares      Amount       Stage
Balance at inception on
 October 20, 1999                               -    $       -    $     -

Issuance of common stock to founders
 for services at $0.00 per share            1,000            -          -

Issuance of common stock to founders
 for services at $.00 per share           524,000            -          -

Issuance of common stock to founders
 for services and intangible assets at
 $0.00 per share                        9,700,000            -          -

Issuance of common stock for services
 at $0.75 per share                       100,000       75,000          -

Issuance of common stock for cash
 at $0.50 per share                        10,000        5,000          -

Issuance of common stock for services
 at $0.50 per share                         5,000        2,500          -

Issuance of common stock for cash
 at $0.50 per share                        10,000        5,000          -

Issuance of common stock for cash
 at $0.50 per share                         4,000        2,000          -

Issuance of common stock for services
 at $0.50 per share                        16,000        8,000          -

Issuance of common stock for services
 at $0.75 per share                       100,000       75,000          -

Issuance of common stock for services
 at $0.75 per share                       500,000      375,000          -

Issuance of common stock for cash at
 $1.00 per share                           10,000       10,000          -

Balance forward                        10,980,000    $ 557,500    $     -

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

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
   Consolidated Statement of Stockholders' Equity (Deficit)
                          (Continued)

                                                                           Deficit
                                                                         Accumulated
                                                                         During the
                                                  Common Stock           Development
                                              Shares        Amount          Stage
Balance Forward                             18,845,929    $ 5,315,590    $(1,069,931)
Issuance of common stock upon exercise
 of options at $0.50 per share                  13,250          6,625              -

Issuance of common stock for
 services at $2.25 per share                   300,000        675,000              -

Options issued below market
 value                                               -        268,110              -

Issuance of common stock upon exercise
 of options at $0.50 per share                   6,000          3,000              -

Issuance of common stock for services
 at $3.063 per share                             3,658         11,204              -

Issuance of common stock for
 services at $2.25 per share                    51,000        114,750              -

Issuance of common stock for
 services at $2.50 per share                   100,000        250,000              -

Additional interest recorded on convertible
 debentures                                          -        514,050              -

Net loss for the year ended
 March 31, 2001                                      -              -     (6,609,229)

Balance , March 31, 2001                    19,319,837    $ 7,158,329    $(7,679,160)

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
   Consolidated Statement of Stockholders' Equity (Deficit)
                          (Continued)

                                                                            Deficit
                                                                          Accumulated
                                                                           During the
                                                  Common Stock            Development
                                               Shares         Amount         Stage
Balance , March 31, 2001                    19,319,837    $  7,158,329    $ (7,679,160)

Issuance of common stock in lieu of
 debt at $2.25 per share (unaudited)            25,000          56,250               -

Issuance of common stock for services
 at $2.10 per share (unaudited)                100,000         210,000               -

Issuance of common stock upon exercise
 of warrants at $0.10 per share (unaudited)    150,000          15,000               -

Issuance of common stock for 100% of
 XTool, Inc. at $2.375 per share (unaudited)   250,000         593,750               -

Issuance of common stock for services
 at $2.10 per share (unaudited)                 20,000          42,000               -

Net loss for the three months ended
 June 30, 2001 (unaudited)                           -               -        (812,192)

Balance, June 30, 2001 (unaudited)          19,864,837    $  8,075,329    $ (8,491,352)

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
             Consolidated Statements of Cash Flows
                          (Unaudited)

                                                                             From
                                                                        Inception on
                                                                           For the
                                                                          October 20,
                                                Three Months Ended       1999 Through
                                                      June 30,             June 30,
                                                2001          2000           2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $ (812,192)   $  (45,446)   $(8,491,352)
Adjustments to reconcile net loss to net
  cash used by operating activities:
   Amortization and depreciation                 81,183             -        352,481
   Options and warrants issued below market
    value                                             -             -      1,248,110
   Loss on sale of assets                             -             -         27,515
   Bad debt expense                                   -             -         11,000
   Additional expense recorded on convertible
    debentures                                        -             -        514,050
   Common stock issued for services rendered    267,000             -      1,907,204
 (Increase) decrease in:
   Accounts receivable                            4,792             -        (36,855)
   Deposits and prepaids                          7,576             -        (26,638)
   Stock deposits                                     -             -        284,391
   Accounts payable and accrued expenses        250,007        45,190      1,197,524

  Net Cash Used by Operating Activities        (201,634)         (256)    (3,012,570)

CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase or development of intangibles                -            -       (449,000)
 Sale of assets                                   10,600            -         10,600
 Equipment purchases                             (21,896)           -       (401,766)
 Purchase of building                                  -            -     (2,050,000)

  Net Cash (Used) by Investing Activities        (11,296)           -     (2,890,166)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock for cash                    -            -       4,146,673
  Stock offering costs                                 -            -        (390,708)
  Due to related parties                         208,100            -         208,100
  Issuance of notes payable                        9,400            -       3,497,987
  Payments made on notes payable                  (9,350)           -      (1,555,116)

  Net Cash Provided by Financing Activities   $  208,150    $       -    $  5,906,936

                CRYOCON, INC. AND SUBSIDIARIES
                 (A Development Stage Company)
       Consolidated Statements of Cash Flows (Continued)
                          (Unaudited)
                                                                  From
                                                              Inception on
                                                For the        October 20,
                                          Three Months Ended  1999 Through
                                                June 30           June 30,
                                           2001       2000         2001

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                           $  (4,780)      (256)         4,200

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                       8,980        458              -

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                         $   4,200    $   202    $     4,200

CASH PAID FOR:

 Interest                              $      45    $     -        119,600
 Income taxes                          $       -    $     -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Common stock issued for services       $ 267,000    $     -    $ 1,907,204
Common stock issued in lieu of debt    $  56,250    $     -    $    56,250
Vehicles purchased under notes payable $  35,215    $     -    $   100,764

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

       Statement 142:

       * Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

       * Requires, at a minimum, annual impairment tests for goodwill an other intangible assets that are determined to have an indefinite life.

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

       The acquisition of XTool, Inc. resulted in goodwill of $441,261 as follows:

   Value of 250,000 shares issued ($2.375 per share)   $   593,750
   Assets acquired, net                                   (167,657)
   Liabilities assumed, net                                 15,168

    Resulting goodwill                                 $   441,261

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

Dated: August 17, 2001                   CRYOCON, INC.


                                   By:/s/ J. Brian Morrison
                                          J. BRAIN MORRISON
                                Chairman/Chief Executive Officer




                                   By:/s/ Vaughn P. Griggs
                                          VAUGHN P. GRIGGS
                                   Chief Financial Officer