Form 10QSB
period 2001-09-30
CRYOCON INC
filed 2001-11-23
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2001         Commission File No.33-30476-D

                          CRYOCON, INC.
      (Exact name of registrant as specified in its charter)


                             COLORADO
                 (State or other jurisdiction of
                  incorporation or organization)

                      2773 Industrial Drive
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

                    Yes _X_           No ___

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2001, are as follows:

        Class of Securities            Shares Outstanding
              -------------------            ------------------
            Common Stock, no par value         21,924,603

                             INDEX


                 PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements                                  PAGE


         Consolidated Balance Sheets
         (September 30, 2001 and March 31, 2001)                  F-1

         Liabilities and Stockholders' Equity (Deficit)           F-2

         Consolidated Statement of Operations                     F-3

         Consolidated Statement of Cash Flows                     F-4

         Notes to Unaudited Financial Statements                  F-6


Item  2. Management's Discussion and Analysis and
         Plan of Operation                                          9


                   PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                        12

Item 2.  Changes in Securities and Use of Proceeds                 13

Item 3.  Defaults Upon Senior Securities                           13

Item 4.  Submission of Matters to a Vote of Security Holders       13

Item 5.  Other Information                                         13

Item 6.  Exhibits and Reports on Form 8-K                          13




         Signatures                                                14

PART I   FINANCIAL STATEMENTS

Item  1   Financial Statements


                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

              September 30, 2001 and March 31, 2001

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS
                                          September 30, March 31,
                                              2001        2001
                                           (Unaudited)
CURRENT ASSETS

 Cash                                      $      760  $    8,980
 Accounts receivable, net                      10,975      30,647
 Deposits and prepaid expenses                 29,315      34,214
                                           ----------  ----------
  Total Current Assets                         41,050      73,841
                                           ----------  ----------
PROPERTY AND EQUIPMENT, NET                 1,942,125   2,250,790
                                           ----------  ----------
OTHER ASSETS

 Patents, trademarks and licenses, net        284,367     329,267
                                           ----------  ----------
  Total Other Assets                          284,367     329,267

  TOTAL ASSETS                             $2,267,542  $2,653,898
                                           ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          September 30, March 31,
                                              2001        2001
                                           (Unaudited)
CURRENT LIABILITIES

  Accounts payable                         $  382,896  $  341,552
  Due to related parties                      283,100           -
  Accrued expenses                          1,009,690     605,965
  Stock deposits                              284,391     284,391
  Notes payable, related party                277,964     191,964
  Current portion long-term debt            1,538,654   1,603,891

                                            ---------   ---------
          Total Current Liabilities         3,776,695   3,027,763
                                            ---------   ---------
LONG-TERM LIABILITIES

  Long-term debt                              177,818     146,966
                                            ---------   ---------
          Total Long-Term Liabilities         177,818     146,966
                                            ---------   ---------
          TOTAL LIABILITIES                 3,954,513   3,174,729
                                            ---------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 50,000,000 shares
  authorized of no par value,
  19,922,080 and 19,319,837 shares issued
  and outstanding, respectively             8,261,694   7,158,329
  Deficit accumulated during the
  development stage                        (9,948,665) (7,679,160)
                                           ----------  ----------
          Total Stockholders' Equity
          (Deficit)                        (1,686,971)   (520,831)
                                           ----------  ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)   $2,267,542  $2,653,898
                                           ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                       For the             For the                October 20,
                  Six Months Ended     Three Months Ended        1999 through
                   September 30,         September 30,           September 30,
                  2001        2000      2001         2000          2001
REVENUES         $  26,400  $    81,411  $     8,269  $  40,996  $   190,310
                 ---------  -----------  -----------  ---------  -----------
EXPENSES

 Cost of sales      13,665       14,641        6,803      7,300       78,448
 Advertising        19,539      199,547        3,662    133,691      470,222
 Bad debt expense    9,000            -        9,000          -       20,000
 Depreciation and
 amortization      118,238       76,085       37,055     37,159      389,536
 General and
 administrative  1,425,405    1,075,050      733,124    705,933    7,733,691
                ----------  -----------  -----------  ---------  -----------
  Total Expenses 1,585,847    1,365,323      789,644    884,083    8,691,897
                ----------  -----------  -----------  ---------  -----------
OPERATING LOSS  (1,559,447)  (1,283,912)    (781,375)  (843,087)  (8,501,587)
                ----------  -----------  -----------  ---------  -----------
OTHER INCOME
(EXPENSE)

 Interest income         5            -            -          -        3,509
 Other income        9,687            -            -          -       11,784
 Loss on sale of
  assets                 -            -            -          -      (27,515)
 Impairment loss
  on fixed assets (227,388)           -     (227,388)         -     (227,388)
 Impairment of
  goodwill        (419,198)           -     (419,198)         -     (419,198)
 Interest expense  (73,164)    (215,133)     (29,352)  (107,566)    (788,270)
                ----------  -----------  -----------  ---------  -----------
  Total Other
  Income (Expense)(710,058)    (215,133)    (675,938)  (107,566)  (1,447,078)
                ----------  -----------  -----------  ---------  -----------
NET LOSS       $(2,269,505) $(1,499,045) $(1,457,313) $(950,653) $(9,948,665)
                ==========  ===========  ===========  =========  ===========
BASIC LOSS PER
SHARE          $     (0.11) $     (0.14) $     (0.07) $    (.09)
                ==========  ===========  ===========  =========
WEIGHTED
AVERAGE NUMBER
OF SHARES
OUTSTANDING     19,760,778   11,035,110   19,883,837  11,070,221
                ==========   ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                           For the                October 20,
                                       Six Months Ended          1999 Through
                                        September 30,            September 30,
                                     2001           2000             2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $(2,269,505)   $(1,499,045)  $(9,978,665)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Amortization and depreciation         118,238         76,085       389,536
  Options and warrants issued below
   market value                                -              -     1,248,110
  Impairment loss on fixed assets        227,388              -       227,388
  Impairment of goodwill                 419,198              -       419,198
  Loss on sale of assets                       -              -        27,515
  Bad debt expense                         9,000              0        20,000
  Additional expense recorded on
   convertible debentures                      -              -       514,050
  Common stock issued for services
   rendered                              267,365              -     1,907,569
 (Increase) decrease in:
  Accounts receivable                     10,672        (20,635)      (30,975)
  Deposits and prepaids                    4,899        (14,277)      (29,315)
 Increase (decrease) in:
  Stock deposits                               -              -       284,391
  Accounts payable and accrued expenses  643,085        197,349     1,590,602
                                       ---------      ---------    ----------
   Net Cash Used by Operating
   Activities                           (569,660)    (1,260,523)   (3,380,596)
                                       ---------      ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase or development of intangibles        -              -      (449,000)
 Sale of assets                           10,600              -        10,600
 Equipment purchases                      (2,661)      (180,778)     (382,531)
 Purchase of building                          -              -    (2,050,000)
                                       ---------      ---------    ----------
   Net Cash (Used) by Investing
   Activities                              7,939       (180,778)   (2,870,931)
                                       ---------      ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock for cash       100,000          7,500     4,246,673
 Stock offering costs                          -              -      (390,708)
 Due to related parties                  283,100              -       283,100
 Issuance of notes payable               179,751      1,848,626     3,668,338
 Payments made on notes payable           (9,350)      (362,339)   (1,555,116)
                                       ---------      ---------    ----------
   Net Cash Provided by Financing
   Activities                          $ 553,501     $1,493,787    $6,252,287

The accompanying notes are an integral part of these consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)
                                                                    From
                                                                 Inception on
                                           For the                October 20,
                                       Six Months Ended          1999 Through
                                        September 30,            September 30,
                                     2001           2000             2001
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                         $     (8,220)       52,486           760

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        8,980        71,771             -
                                     ------------     ---------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $        760     $ 124,257    $      760

CASH PAID FOR:

 Interest                            $         45     $  55,832    $  119,600
 Income taxes                        $          -     $       -    $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services    $    267,365     $       -    $1,907,569
 Common stock issued in lieu of debt $     56,250     $       -    $   56,250
 Vehicles purchased under notes
  payable                            $     35,215     $       -    $  100,764

The accompanying notes are an integral part of these consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
              September 30, 2001 and March 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002.

NOTE 2 - PRONOUNCEMENTS ISSUED NOT YET ADOPTED

       In July, 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

       Statement 141:

          Eliminates the pooling method for accounting for business combinations.

          Requires that intangible assets that meet certain criteria be reported separately from goodwill.

          Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

       Statement 142:

          Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

          Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
              September 30, 2001 and March 31, 2001


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

          Write-off any remaining negative goodwill.

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

       This rescission raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
              September 30, 2001 and March 31, 2001


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

       The acquisition of XTool, Inc. resulted in goodwill of $441,261 as follows:

           Value of 250,000 shares issued ($2.375 per share)    $  593,750
           Assets acquired, net                                   (167,657)
           Liabilities assumed, net                                 15,168
                                                                ----------
           Resulting goodwill                                   $  441,261
                                                                ==========

       Amortization of the goodwill is computed on the straight-line method over the estimated useful life of 5 years. Amortization on the goodwill through September 30, 2001 was $22,063. The assets of XTool, Inc. were contributed by shareholders who during the quarter ended September 30, 2001 took back the assets and associated liabilities of XTool, Inc. As a result, the goodwill previously booked had been impaired. Therefore, the remaining goodwill of $419,198 was amortized in full.

       On June 4, 2001, the note holder of the $1,350,000 promissory note filed a Notice of Default with the County Recorder in an effort to commence foreclosure on the trust deed on the Company's current administrative and operational facility. The promissory note was originally due February 28, 2001. As of October 16, 2001, the Company's administrative faculty was evacuated and given back to the note holder. An impairment loss of $227,388 was recorded as a result of the loan foreclosure.

Item 2   Management's Discussion and Analysis or Plan of Operation

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

       Cryocon's losses for fiscal year 2001 are $6,609,229. These losses are attributable to start-up and operational costs, market development penetration costs incurred in capital acquisition and asset expenditures. Unusually high capital outlays include $700,000 for shop equipment, land and building; approximately $313,274 in equipment (computers and printers), approximately $275,000 for the purchase of the Cryo-Accurizing patent and related equipment and $282,937 in advertising.

       On December 15, 2000, Cryocon announced corporate restructuring aimed at achieving administrative and operational cost savings. Cryocon estimated cost savings in excess of 50% through outsourcing key functions and redefining departmental and employee functions. As a result of this action, Cryocon's management reduced Cryocon's full time employees by 20 employees to a total of 7 full time personnel. At the present time here is no anticipated significant changes in the number of employees; however, management reserves the right to further redefine employee positions anticipates that it may need to hire personnel specifically in the research and development area. These changes have resulted in significant material changes in several line items of Cryocon's financial statements. Additional steps taken to reduce company expenditures include the sale of company owned vehicles and excess equipment.

Future Financial Condition

      In March of 2001, Cryocon appointed a new Chairman and Chief Executive Officer, J. Brian Morrison, who, in conjunction with the Board of Directors, has identified several potential acquisitions and/or mergers. The stated goal is to merge Cryocon's technology into mainstream processes to generate superior results for the customer and expand the technology into traditional heat treating markets. Mr. Morrison believes that given the personnel employed at Cryocon and the opportunities that are presenting themselves, that Cryocon has the potential to become a world leader in the cryogenics market.

      In furtherance of these goals, Cryocon acquired XTool, Inc. Cryocon has committed to obtain funding and make the capital expenditures necessary to develop XTool's business, production and promote its expansion into the petroleum exploration, construction and mining industries. Cryocon is also moving forward with patent development and seeking trademark and other protections for XTool's designs, logos, words and proprietary processes. Cryocon believes this is an excellent opportunity for development in these areas given the recent national trends in energy consumption, shortages and the present emphasis within the government for increased exploration and domestic production.

      Xtool currently has two different prototypes in field tests. With financing of approximately $350,000, it is projected that XTool has the potential to bring in revenues of $3,500,000 during it's first 12 months of funded operations with a positive cash flow being achieved by the 11th month. The original principals of the XTOOL have left the company and Cryocon is currently searching for and individual(s) to replace them.

      Additional funding is necessary for Cryocon to satisfy it's cash requirements. Currently Cryocon does not have sufficient cash reserves to meet it's obligations for the next 30 days. However, management is confident in it's abilities to raise short term funding to meet it's current needs. It is anticipated that revenues will substantially increase, but further capital will need to be raised. Management's stated goals, as issued by J. Brain Morrison, Cryocon's Chairman and Chief Executive Officer is to merge Cryocon's technology into mainstream processes to generate superior results for the customer and expand the technology into traditional heat treating markets.

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

      At the present there are no expected purchases or sale of plant and/or significant equipment. However, upon additional funding Cryocon anticipates making the capital expenditures necessary to allow XTOOL to either purchase and/or lease equipment necessary to begin production of tools to meet expected purchase orders and the development of additional prototypes for it's targeted industries. Until these capital expenditures are made, XTOOL will out source production and prototype development.

Liquidity and Capital Resources.

      Cryocon Utah commenced operations on January 3, 2000. Since start of operations January 2000, Cryocon has realized $190,310 in gross sales and has $10,975 in Net Accounts Receivable. Cryocon had gross sales in the quarter ending September 30, 2001 of $8,269. Cryocon's cumulative operating loss through September 30, 2001 is $9,948,665. The loss is attributable to pre-organizational, start-up and operating costs of its subsidiary Cryocon Utah, and costs incurred in Cryocon's financing efforts. These costs include $1,248,110 assessed for options granted below market value, $1,907,569 assessed for common stock for services, $514,050 assessed as additional expenses on convertible debentures, impairment of Goodwill and loss of fixed assets of $646,586.

      Cryocon's operation to date has consumed substantial amounts of cash.
As of September 30, 2001, Cryocon had a working capital deficit of $3,817,745, which includes the current portion of all notes payable including the debt on the building. Since inception the net cash loss from operations is $3,380,596 and is expected to continue; however it is anticipated that these losses may increase in the foreseeable future. The consumption of capital during the start-up phase included $700,000 for a building purchase, equipment purchases of $313,274, and a patent purchase of $275,000. The rate in which Cryocon expends its resources is variable and may accelerate, depending on many factors. Many of the factors are outside of Cryocon's control, including:

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

      Because Cryocon is still in the development stage, it has limited working capital and limited internal financial resources. Cryocon's limited cash flows have prevented Cryocon from borrowing funds from conventional lending institutions. Since the Cryocon has not been able to secure funding from commercial lenders, Cryocon has relied on private investments from third-parties, including Cryocon's management, to meet its current obligations. As of October 1, 2001, Cryocon will not have sufficient cash on hand to fund another month of operations at the current run rate; however, Management is confident of being able to obtain operational funds through various means.

      Cryocon's financial information is prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

PART II   OTHER INFORMATION

Item 1   Legal Proceedings

On June 4, 2001, Bourn Inc. filed a Notice of Default with the Weber County Recorder, in its effort to commence foreclosure on the deed trust on Cryocon's current administrative and operational facility located at 2250 North 1500 West, in Ogden, Weber County, Utah. On June 1, 2000, Bourn, Inc. loaned Cryocon $2,050,000. The promissory note became due on February 28, 2001. The remaining balance due is $1,350,000. Building was foreclosed on as of October 30, 2001. Cryocon has moved to another location at 2773 Industrial Drive, Ogden, UT 84401

On August 7, 2001,Cryocon was served legal process in a collection action by Rushford/Ross Advertising Agency claiming a debt owed in the amount of $7,709.26, interest and costs in collection.

On October 9, 2001 Maxim Technologies received a judgement for $3,425.00 , including court costs, for a claim for a debt a owed for a Phase One Environmental Study.

On September 10th 2001 the Internal Revenue Service placed a lien on the company building located at 2250 North 1500 West, Ogden, Utah in the amount of $141,602.82for non payment of payroll taxes for tax periods December 2000 and March 2001.

Cryocon has been informed that Krieger Barrel filed a law suit against the Cryo-Accurizing Patent but has not served Cryocon with the law suit pending further negotiations.

On October 12, 2001 a suit was filed in Dallas County Texas by Staffing Solutions Southwest, Inc. for service rendered to Cyrocon from November 27 through December 24 2000.

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

     (b) Reports on Form 8-K. : There were no reports filed on Form 8-K between March 31, 2001 and September 30, 2001.


                           SIGNATURES
___________________________________________________________________________

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 20, 2001

                                       CRYOCON, INC.


                                       By:____________/s/_______________
                                          J. BRAIN MORRISON
                                          Chairman/Chief Executive Officer




                                       By: _________/s/_________________
                                           VAUGHN P. GRIGGS
                                           Chief Financial Officer