Form 10QSB
period 2001-12-31
CRYOCON INC
filed 2002-02-26
CIK 837014

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 1O-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended December 31, 2001         Commission File No.33-30476-D

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

                    Yes _X_           No ___

The number of shares outstanding of each of the Registrant's classes of common equity, as of December 31, 2001, are as follows:

              Class of Securities            Shares Outstanding
              -------------------            ------------------
            Common Stock, no par value         19,922,080

                             INDEX


                 PART I.  FINANCIAL STATEMENTS

Item 1.  Financial Statements                                  PAGE


         Consolidated Balance Sheets
         (December 31, 2001 and March 31, 2001)                   F-1

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

               December 31, 2001 and March 31, 2001

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS
                                           December 31, March 31,
                                              2001        2001
                                           (Unaudited)
CURRENT ASSETS

 Cash                                      $   32,872  $    8,980
 Accounts receivable, net                      32,500      30,647
 Deposits and prepaid expenses                  6,875      34,214
                                           ----------  ----------
  Total Current Assets                         72,247      73,841
                                           ----------  ----------
PROPERTY AND EQUIPMENT, NET                   404,076   2,250,790
                                           ----------  ----------
OTHER ASSETS

 Patents, trademarks and licenses, net        261,917     329,267
                                           ----------  ----------
  Total Other Assets                          261,917     329,267

  TOTAL ASSETS                             $  738,240  $2,653,898
                                           ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          December 31, March 31,
                                              2001        2001
                                           (Unaudited)
CURRENT LIABILITIES

  Accounts payable                         $  322,357  $  341,552
  Due to related parties                      283,100           -
  Accrued expenses                          1,371,733     605,965
  Stock deposits                              284,391     284,391
  Notes payable, related party                696,764     191,964
  Current portion long-term debt              420,856   1,603,891

                                            ---------   ---------
          Total Current Liabilities         3,379,201   3,027,763
                                            ---------   ---------
LONG-TERM LIABILITIES

  Long-term debt                                    -     146,966
                                            ---------   ---------
          Total Long-Term Liabilities               -     146,966
                                            ---------   ---------
          TOTAL LIABILITIES                 3,379,201   3,174,729
                                            ---------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 50,000,000 shares
  authorized of no par value,
  19,922,080 and 19,319,837 shares issued
  and outstanding, respectively             8,470,388   7,158,329
  Deficit accumulated during the
  development stage                       (11,111,349) (7,679,160)
                                           ----------  ----------
          Total Stockholders' Equity
          (Deficit)                        (2,640,961)   (520,831)
                                           ----------  ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)   $  738,240  $2,653,898
                                           ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations
                           (Unaudited)
                                                                     From
                                                                 Inception on
                       For the             For the                October 20,
                 Nine Months Ended     Three Months Ended        1999 through
                    December 31,          December 31,            December 31,
                  2001        2000      2001         2000          2001
REVENUES         $  30,191  $   117,762  $     3,791  $  36,351  $   194,101
                 ---------  -----------  -----------  ---------  -----------
EXPENSES

 Cost of sales      16,731       17,871        3,066      3,230       81,514
 Advertising        19,539      264,872            -     65,325      470,222
 Bad debt expense    9,000            -            -          -       20,000
 Depreciation and
 amortization      177,358      113,358       59,120     37,273      448,656
 General and
 administrative  2,537,214    2,818,519    1,111,809  1,743,469    8,845,500
                ----------  -----------  -----------  ---------  -----------
  Total Expenses 2,759,842    3,214,620    1,173,995  1,849,297    9,865,892
                ----------  -----------  -----------  ---------  -----------
OPERATING LOSS  (2,729,651)  (3,096,858)  (1,170,204)(1,812,946)  (9,671,791)
                ----------  -----------  -----------  ---------  -----------
OTHER INCOME
(EXPENSE)

 Interest income       304            -          299          -        3,538
 Other income        9,687            -            -          -       11,784
 Loss on sale of
  assets                 -            -            -          -      (27,515)
 Impairment loss
  on fixed assets (227,388)           -            -          -     (227,388)
 Impairment of
  goodwill        (419,198)           -            -          -     (419,198)
 Interest expense  (65,943)    (245,805)       7,221    (30,672)    (781,049)
                ----------  -----------  -----------  ---------  -----------
  Total Other
  Income (Expense)(702,538)    (245,805)       7,520   (30,672)  (1,439,558)
                ----------  -----------  -----------  ---------  -----------
NET LOSS       $(3,432,189) $(3,342,663) $(1,162,684)(1,843,618)$(11,111,349)
                ==========  ===========  ===========  =========  ===========
BASIC LOSS PER
SHARE          $     (0.17) $     (0.29) $     (0.06) $    (.12)
                ==========  ===========  ===========  =========
WEIGHTED
AVERAGE NUMBER
OF SHARES
OUTSTANDING     20,205,245   11,545,094   20,761,280  14,885,571
                ==========   ==========   ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                           For the                October 20,
                                       Nine Months Ended          1999 Through
                                         December 31,             December 31,
                                     2001           2000             2001
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $(3,432,189)   $(3,343,663) $(11,111,349)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Amortization and depreciation         177,358        113,358       448,656
  Options and warrants issued below
   market value                                -        341,220     1,248,110
  Impairment loss on fixed assets        227,388              -       227,388
  Impairment of goodwill                 419,198              -       419,198
  Loss on sale of assets                       -              -        27,515
  Bad debt expense                         9,000         10,000        20,000
  Additional expense recorded on
   convertible debentures                      -              -       514,050
  Common stock issued for services
   rendered                              753,207          8,400     2,393,411
 (Increase) decrease in:
  Accounts receivable                     (1,853)       (23,086)      (43,500)
  Deposits and prepaids                   27,339        (14,277)       (6,875)
 Increase (decrease) in:
  Stock deposits                               -        (17,983)      284,391
  Accounts payable and accrued expenses  944,589        197,948     1,892,106
                                       ---------      ---------    ----------
   Net Cash Used by Operating
   Activities                           (884,962)    (2,712,806)   (3,686,899)
                                       ---------      ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase or development of intangibles        -              -      (449,000)
 Sale of assets                           19,170              -        19,170
 Equipment purchases                      (2,661)      (194,170)     (382,531)
 Purchase of building                          -              -    (2,050,000)
                                       ---------      ---------    ----------
   Net Cash (Used) by Investing
   Activities                             16,509       (194,170)   (2,862,361)
                                       ---------      ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock for cash       100,000         25,075       176,200
 Stock offering costs                          -              -      (390,708)
 Due to related parties                  283,100              -       283,100
 Issuance of notes payable               518,595      3,186,099     7,030,656
 Payments made on notes payable           (9,350)      (369,956)     (517,116)
                                       ---------      ---------    ----------
   Net Cash Provided by Financing
   Activities                          $ 892,345     $2,841,218    $6,582,132

The accompanying notes are an integral part of these consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                 (Unaudited)
                                                                    From
                                                                 Inception on
                                           For the                October 20,
                                       Nine Months Ended          1999 Through
                                         December 31,             December 31,
                                     2001           2000             2001
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                         $     23,892       (65,758)       32,872

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        8,980        71,771             -
                                     ------------     ---------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $     32,872    $    6,013    $  32,872

CASH PAID FOR:

 Interest                            $         45     $   86,502    $  119,600
 Income taxes                        $          -     $        -    $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services    $    753,207     $    8,400    $1,907,569
 Common stock issued in lieu of debt $     56,250     $4,126,544    $   56,250
 Vehicles purchased under notes
  payable                            $     35,215     $       -    $  100,764

The accompanying notes are an integral part of these consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               December 31, 2001 and March 31, 2001

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

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               December 31, 2001 and March 31, 2001


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

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
               December 31, 2001 and March 31, 2001


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

       The acquisition of XTool, Inc. resulted in goodwill of $441,261 as follows:

           Value of 250,000 shares issued ($2.375 per share)    $      593,750
           Assets acquired, net                                   (167,657 )
           Liabilities assumed, net                                 15,168

           Resulting goodwill                         $            441,261

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

NOTE 5 -   LITIGATION

       In the third quarter the Company was listed as a defendant in several legal actions. The Company is vigorously fighting these claims. The Company feels there is high probability that the Company may not succeed against these claims and has accrued a contingent liability of $84,016 for the quarter.

Item 2   Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS
Forward-Looking Statements

This report on Form 10-QSB regarding Cyrocon, Inc. (hereafter referred to as "the Company", "we" or "our) contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995.   Actual results could
differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including: (a) whether we will continue as a going concern; (b) our ability to obtain financing to implement our business strategy and/or continue our operations; (c) imposition of regulatory requirements affecting our operations and/or increasing our costs;
(d) the delay or failure to properly manage growth and successfully integrate acquired companies and operations or technologies; (e) a downturn in general economic conditions or energy related fields; (f) litigation costs and the financial effects of a rescission offer we will be making concerning certain of our securities; (g) other factors which are described in further detail in
our filings with the Securities and Exchange Commission.   Statements made
herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis provides information that the Company believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. This discussion and analysis covers material changes in our financial condition since our year end at March 31, 2001 and material changes in the results of operations from the nine months ended December 31, 2001. This discussion and analysis should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2001 Annual Report on Form 10 KSB.

Past Financial Condition:

During the fiscal year 2000, we operated under the name ISO Block Products USA, Inc., a Colorado Corporation. ISO Block reported the following during fiscal year 2000: (a) $118,460 of revenues from operations comprised primarily of asset sales and residential construction; (b) $55,370 of net income from operations; (c) $86,378 of net gains on sales; and (d) $141,748 of total net
income.   ISO Block discontinued operations in August of 1999.  On August 16,
2000, ISO Block acquired Cryocon of Utah.

Our fiscal year 2001 losses are $6,609,229. Our losses are primarily attributable to start-up and operational costs, market development penetration, costs incurred in capital acquisition and asset expenditures.
Our high capital outlays include the following approximate expenditures: (a) $265,000 for shop equipment; (b) $435,000 for land and building; (c) $313,274 for computer and printer equipment; (d) $275,000 for the purchase of the Cryo-Accurizing patent and related equipment; and (e) $282,937 for advertising.

Our corporate restructuring resulted in administrative and operational cost savings during December 2000 and March 2001, by:
  *    Outsourcing our key functions;
  *    Redefining our departmental and employee functions;
  * Reducing our full time employees from 30 to a total of 5 personnel and two consultants;
  *    Selling company owned vehicles;
  *    Selling excess equipment; and
  * Moving our operations to a smaller building to reduce our monthly rent expense.

We anticipate no significant changes in the number of our employees; however, if our operations expand we may hire sales and research and development personnel.

Direction and Focus of Operations and Management

In March of 2001, we appointed a new Chairman of the Board and Chief Executive Officer, J. Brian Morrison. Our overall focus is to merge our technology into mainstream processes, including expansion into traditional heat treating markets. Consistent with these goals, we acquired XTool, Inc., a development stage company, which has developed tooling to be sold in the petroleum, mining, and horizontal drilling industries. As a result of the acquisition, XTool became our subsidiary. We committed to a minimum of $250,000 of capital to XTool to develop XTool's business, production and promote its expansion into the petroleum exploration, construction and mining industries. Each officer of XTool will also received stock options to purchase 100,000 shares of our common stock. In addition, we will seek patent and trademark development and protection for XTool's designs, logos, words and proprietary processes. There are no assurances that we will meet our commitments under the terms of our agreement with Xtool.

Management is attempting to develop relationships with manufactures of
petroleum, construction and mining parts tool treatment.   We have a CREDA
agreement with Rocky Mountain Oil Testing Center (RMOTC) in Casper, Wyoming to test parts using Deep Cryogenic Treatment (DCT). Our test data shows significant life improvements on treated parts. We believe that our steps in these areas provide opportunities for further development and possible expansion, given the recent national trends in energy consumption, energy shortages, and government emphasis for increased exploration and domestic production. However, there are no assurances that we will be successful in meeting these and other goals given the following factors: (a) currently, we do not have sufficient cash reserves to meet our obligations for the next 60 days and additional funding is necessary to satisfy our ongoing and future cash requirements; (b) we plan to register a rescission offer which may negatively affect our financial condition and operations, and which raises substantial doubt about our ability to continue as a going concern; (c) other factors detailed below under "Liquidity and Capital Resources" which may negatively affect our financial condition. We will attempt to meet our needs through short term funding and increasing our revenues by merging our technology into mainstream processes and expanding our technology into traditional heat treating markets.

Our business direction over the next twelve months is to develop and expand our customer base. We plan to apply industry specific processes to different materials and develop more efficient cryogenic processors and custom, portable processing technology that can be implemented on the customer's site to meet the customer's size, dimensional and quantity requirements. We will also conduct research and apply our technology to the medical field and file patents for successful applications, as well as obtaining trademark, copyright and other intellectual property protections, as appropriate.

Because we have adequate equipment to satisfy our production and research & development needs for the foreseeable future, there are no expected purchases or sales of significant equipment at this time.

We have assembled an Intellectual Advisory Board to assist with further development of the heat treat and cryogenic processes. Our Intellectual Advisory Board is currently investigating several products and industries to determine our specific research and development needs.

Liquidity and Capital Resources

Cryocon Utah commenced operations on January 3, 2000. Since the start of operations, we have $194,101 in gross sales and $30,191 in accounts receivable. Our gross sales for the quarter ended December 31, 2001 is $3,791. Our cumulative operating loss through December 31, 2001 is $11,111,349. This loss is partially attributable to pre-organizational, start-up and operating costs of our subsidiary, Cryocon Utah, and costs incurred in our financing efforts, including $1,248,110 assessed for options granted below market value, $2,393,411 assessed for the issuance of common stock for services, and $514,050 assessed as additional expenses on convertible debentures.

Our operations have consumed substantial cash amounts. As of December 31, 2001, we had a working capital deficit of $3,306,954, which includes the current portion of all notes payable, including the debt on our building purchase. Since inception, our net cash loss from operations is $3,686,899. We anticipate that our losses may increase in the foreseeable future. The consumption of capital during the start-up phase included $700,000 for a building purchase, equipment purchases of $313,274, and a patent purchase of $275,000. The rate at which we expend our resources is variable and may accelerate, depending on many factors, including the:
  * continued progress, or lack thereof, of Cryocon's research and development of new process applications;
  *  cost, the timing, and outcome of further regulatory approvals;
  *  expenses of establishing a sales and marketing force;
  * timing and cost of establishing or procuring additional requisite production and other manufacturing capacities,
  * cost, if any, of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims; and
  *  status of competitive products and the availability of other financing.

Because we are a development stage company and we have limited working capital, internal financial resources and cash flow, we have had and will have difficulties in borrowing funds from conventional lending institutions. As a result, we have relied on private investments from third-parties, including our management, to meet our current obligations. As of January 1, 2002, we will not have sufficient cash on hand to fund another two months of operations. Although management will attempt to obtain operational funds through various means, including funding from management, there are no
assurances that they will be successful in doing so.   In addition, there can
be no assurance that private or public financing, including debt or equity financing, will be available as needed, or on terms favorable to us. Any equity financing may be dilutive to shareholders. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Should we fail to obtain additional funding, our ability to continue our business and operations will be jeopardized.

Our financial information is prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

PART II   OTHER INFORMATION

Item 1   Legal Proceedings

On June 4, 2001, Bourn Inc. filed a Notice of Default with the Weber County Recorder, in its effort to commence foreclosure on the deed trust on our current administrative and operational facility located at 2250 North 1500 West, in Ogden, Weber County, Utah. On June 1, 2000, Bourn, Inc. loaned us $2,050,000. The promissory note became due on February 28, 2001. The balance due as of the foreclosure was $1,350,000. On October 30, 2001, the building and property were sold through a Trustee sale by bid to Bourns for $1,100,000. Consequently, we retain an unsecured liability for the difference between the Note Payable of $1,350,000 and the bid price of $1,100,000 or $250,000. As a result of this sale, a second trust deed to Amerifirst Foundation became an unsecured note. The Internal Revenue Service holds a lien against the building from past due dues equaling $141,602. The IRS has reviewed the financial status of the company. We understand that the Internal Revenue Service has placed the account in an "uncollectible" status.

On August 7, 2001, we were served with legal process in a collection action by Rushford/Ross Advertising Agency claiming a debt owed in the amount of $7,709.26, interest and costs in collection. On November 20, 2001 the court awarded a Judgment and Notice of Lien for the total amount plus attorney's fees and costs.

On June 26, 2001, Cryocon was served with a legal process in the collection of an outstanding payable to Staffing Solutions Southwest, Inc., d/b/a Staffing Solutions in the amount of $5,922.76. Venue for this claim was in Dallas, Texas.

On October 24, 2001, Cryocon was served with a legal process in the collection of an outstanding payable to Reed Exhibition Companies in the amount of $2,882.50.

On January 28, 2002, Cryocon along with Brian Morrison, CEO, was served with a legal process for breach of contract by North Coast Investment. The amount of the claim was $70,000. Cryocon has retained an attorney in Illinois and is preparing to a counter suit.

Should judgments be rendered in the above matters and we are required to make payments in satisfaction, such payments will have a materially adverse affect on our consolidated results of operations and financial condition.

We have not been served with any other legal process providing it with legal notice of any other pending proceedings. Cryocon is not a plaintiff in any pending action.

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

 (b) Reports on Form 8-K. : There were no reports filed on Form 8-K between March 31, 2001 and December 31, 2001.


                           SIGNATURES
___________________________________________________________________________

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                    Dated: February 25, 2002

                                             CRYOCON, INC.


                                                 By:
__________/s/________________________
                               J. BRAIN MORRISON
                                          Chairman/Chief Executive Officer




                                                By:
_________/s/_________________________
                           VAUGHN P. GRIGGS
                              Chief Financial Officer