Form 10KSB
period 2002-03-31
CRYOCON INC
filed 2002-08-05
CIK 837014

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the year ended March 31, 2002

                    Commission file number:
                           333-55284

                         CRYOCON, INC.
                    -----------------------
(Exact name of small business issuer as specified in its charter)

           Colorado                        84-1026503
       -----------------              -------------------
State or other jurisdiction of          I.R.S. Employer
incorporation or organization          Identification No.

                     2773 Industrial Drive
                       Odgen, Utah 84401
      ---------------------------------------------------
            (Address of principal executive office)

                         (801) 395-2796
                         --------------
        (Issuer's telephone number including area code)

                    (All Correspondence to:)

                      Brenda Lee Hamilton
                 Hamilton, Lehrer & Dargan P.A.
                  2 East Camino Real Suite 202
                    Boca Raton Florida 33432

  Securities registered pursuant to Section 12(g) of the Act:
Title of each class                 Name of each exchange on which registered
  Common Stock                           Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          X  Yes       ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     ___


The issuer's revenues for its most recent fiscal year were $57,926.

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of March 31, 2002 was approximately $1,255,756.

As of March 31, 2002, there were 21,140,680 shares of our common stock issued and outstanding.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable

            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Transitional Small Business Disclosure Format (check one)
Yes __      No _X_

                TABLE OF CONTENTS TO ANNUAL REPORT
                          ON FORM 10-KSB
                    YEAR ENDED MARCH 31, 2002

                              PART I

Item 1.   Description of Business. . . . . . . . . . . . . . . . . . .
Item 2.   Description of Property. . . . . . . . . . . . . . . . . . .
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters . . . . .
Item 6.   Management's Discussion and Analysis or Plan of Operation. . . . . .
.. .
Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . .
Item 8.   Changes in an Disagreements With Accountants on Accounting and
          Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . .

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act. . . . . . . . . .
Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . .
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions . . . . . . .
Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .

           (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                              PART I

Forward-Looking Statements:
This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Cryocon, Inc. is referred to in this report as "we", "us" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in our "Management's Discussion and Analysis of Financial Condition and Results of Operations". Statements made in this report are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

Item 1. Description of Business
A. Organizational Background and History
We are a development stage company with limited operations and revenues. We provide cryogenic processing of metals and other materials to improve their properties. We were incorporated in the State of Colorado on April 28, 1986 under the name Champion Computer Rentals, Inc. On November 2, 1988, the Securities and Exchange Commission declared effective an S-18 Registration Statement, at which time we became a Securities and Exchange Commission
Reporting Company.   On December 6, 1988, we began trading on the Over-the-
Counter Bulletin Board. On September 21, 1994 we changed our name to ISO Block Products, USA, Inc.

On August 16, 2000, we acquired 100% of the outstanding common stock of Cryocon, Inc., a Corporation organized under the laws of the State of Utah on October 20, 1999, in exchange for 44,000,000 (11,000,000 shares of our common stock, post-split, as of September 21, 2000) newly issued shares of our common stock. As a result of this transaction, Cryocon, Inc. became our wholly owned subsidiary. On September 21, 2000, we changed our name to Cryocon, Inc. and our shareholders and Board of Director's approved a reverse split of our outstanding common stock whereby every four (4) shares of our common stock were reduced into one (1) share of our common stock. In conjunction with the reverse split, our shareholders authorized an increase in our total authorized shares to 50,000,000. We are not authorized to issue preferred stock.

On April 3, 2001, we acquired Xtool Inc., a Utah corporation. In this transaction, acquired 100% of the outstanding common stock of Xtool in exchange for 250,000 newly issued shares of our common stock. At the time of this transaction Xtool had four shareholders who each received 62,5000 shares of our common stock for their shares of Xtool. As part of the terms of the acquisition of the Xtool shares from its shareholders,
we agreed to spend $250,000 to develop the business of Xtool.   Xtool was in
the business of designing, manufacturing and marketing boring and recovery tools for the petroleum exploration, construction and mining industries. We intended to incorporate Xtool into our operations; however, because the four principals who were the management of Xtool did not continue to be employed by us. As such, we did not allocate the necessary financial resources to develop Xtool, including the required $250,000 capital contribution. We do not intend to develop the business of Xtool.

We have never been the subject of a bankruptcy, receivership or similar proceeding.

Our principal executive offices are located at 2773 Industrial Drive, Ogden, Utah 84401. Our telephone number at this address is (801) 395-2796.

B. Business
We provide deep cryogenic tempering of materials, typically metals, to improve the materials' properties, including equalizing or leveling strain and enhanced durability and wear. Approximately 88% of our current business involves application of our cryogenic process to gun barrels. Cryo-Accurizing is our patented process that we use to perform deep cryogenic treatment on firearms to affect material stabilization, improve accuracy, longevity and increase ease of cleaning.

Our cryogenic process has been applied to the following products and parts which were previously subjected to abrasive wear.

  Drill Bits
  End Mills
  Granulators
  Progressive Dies
  Punch Dies
  Press Dies
  Hammer Mills
  Extruders
  Circular Saw Blades
  Brake Rotors
  Brake Drums
  Slicers
  Cutters
  Gears
  Circular Slicers
  Hobs
  Bearings
  Patterns
  Shear Blades
  Band Saw Blades
  Surgical Instruments
  Mining Equipment
  Rifle/Pistol Barrels
  Sporting Equipment
  Various Plastics
  Welding Electrodes
  Orthopedic Implants
  Forging Dies
  Engine Parts
  Motor Parts
  Musical Instruments
  Softball Bats

Our cryogenic process is designed to provide the following benefits:
     *     Increased abrasive wear resistance
     * A one time permanent treatment creating a denser molecular structure, resulting in a larger contact surface area that reduces friction and wear.
     * Changing the material's entire structure, not just the surface, in order that later refinishing operations or re-grinds do not affect the permanent improvements
     * Through our dry, computer controlled process, reducing or eliminating the risk of thermal shock which would otherwise cause product failure

     *     Increasing durability or wear life
     *     Relieving residual stress in tool steels

 The three phases involved in our cryogenic process are:

Phase 1
Material Optimization: Elevating the material alloy to specific temperatures in the range of +100 degrees Fahrenheit to 2000 degrees Fahrenheit.

Phase 2
Cryogenic Processing: Controlled decent of material alloy to temperatures approaching absolute zero. The materials are cooled slowly to these temperatures following a material specific profile. The time a material alloy is held at these cryogenic temperatures is determined from the make up of the material itself. The entire process is computer controlled to ensure that all material is processed to the exact specifications.

Phase 3
Post-Termpering: Material is subjected to specific temperatures in the range of +100 degrees Fahrenheit to 2000 degrees Fahrenheit.

Distribution Methods of our Services:
We distribute our services through our sales contacts with end users and retailers as explained below under "Marketing."

Material Agreements:
Purchase Agreement between Robert W. Brunson and Cryocon, Inc.
On December 10, 1999, we entered into an agreement whereby we purchased all of the assets of the Cryo-Accurizing Division and the Tri-Lax Process from Robert
W. Brunson. As payment for this purchase, we tendered 9,700,000 shares of our common stock to Mr. Brunson, a $50,000 Convertible Promissory Debenture which becomes due on January 3, 2003, and $70,000 cash. This agreement is predicated upon a November 10, 1999, an agreement was executed between Robert
W. Brunson and 300 Below, Inc. in which Mr. Brunson purchased all names, rights, licenses, titles and property to the 300 Below's Cryo-Accurizing Division and the accompanying Tri-Lax Process. Mr. Brunson had the option of paying $449,000 in installments or a lump sum payment of $399,000. Under the terms of this agreement, Brunson retained ability to assign his rights under the agreement to a third party.

Since February 2001 we have been in default to 300 Below on our required payments totaling $40,519.57.

Revenues/Services Breakdown:
We do not manufacture, develop or market any products. Our revenues are derived solely from our cryogenic treatment and other processes applied to products, parts and other materials furnished to us from our customers.

Our Customers:
Our customers consist of gun shops, gunsmiths, individual gun owners, gun dealers, law enforcement, machine shops, construction and mining related industries, and manufacturers of custom racing components. We will attempt to increase our customer base by promoting our cryogenic process to automobile manufacturers, the United States military, police departments, and establishments that deal in brake rotors and drums.

Our Billing Practices:
Generally, we require payment prior to providing our services; however, our gun dealer customers are permitted to make payment within 30 days after we provide our services.

Geographic Markets:
We provide our services throughout the United States.

Marketing:
Our marketing manager is responsible for marketing our services to potential customers. Our services are initially marketed by telephone followed up by personal visits to potential customers' physical locations. We presently do not advertise in any form and have no current plans to do so. If our financial condition permits, we may advertise in the future.

We also have agreements with independent sales agents that attempt to market our services. These independent sales agents are paid a commission of 5% to 10% of the gross sale amount.

Competitive Business Conditions:
We compete with at least one hundred companies that are involved in processing of various metals parts and products. 300 Below, Inc. which is located in Decatur, Illinois is our major competitor. Our competitors have substantially longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than us. Accordingly, these companies are able to conduct extensive marketing campaigns that we are financially unable to accomplish. In addition, these companies may create more attractive pricing to potential customers. Our ability to compete will be limited by our success in distinguishing our services from others. There can be no assurance that we will be able to compete in the sale of our services. To meet these competitive conditions, we plan to:
     * Further develop the science of our cryogenic process in order to file patents pertaining to the process;
     * Focus sales of our services on product areas in which the cryogenic process has proven effective, such as gun barrels, brakes, rotors, automotive racing, and medical tools and parts;
          and
     * License dealers to use our cryogenic process to provide our services to the public and thereby create a dealer/licensee base for wider geographic coverage.

We may not have sufficient funds or be able to obtain financing to accomplish these objectives.

Sources and Availability of Raw Materials:
The only raw material that we obtain for use in our cryogenic process is liquid nitrogen. We purchase liquid nitrogen from Prax Air Inc., located in Ogden Utah which delivers it to our facilities within 24 hours of our order. In the event Liquid nitrogen it is not available from Prax Air, it is readily available from other dealers in our immediate geographic area. We do not anticipate any shortage of Liquid nitrogen in the future.

Principle Suppliers:
 Prax Air, Inc. is our supplier of liquid nitrogen.

Dependence on Major Customers
We have no customers that constitute 10% or more of our revenues.

Patents, Trademarks and Licenses:
U.S. Patents held of record by Cryocon, Inc.


Patent Title             U.S. Patent No.         Status and Remarks
Cryo-Accurizing*       5,865,913                 Approved
Brake Rotor**          Applied For; File         Pending-Received Pending
                       No. 4750-000002/US        Status
                       Serial Number 09-
                       844,526

*Cryo-Accurizing refers to our process that we use on gun barrels to relieve strain by changing the molecular structure of gun barrels.
**Brake Rotor refers to our process that increases the life brake rotors and drums.

 U.S. Trademarks held of record by Cryocon

Mark                  U.S. Reg. No. or App. Serial No.    Status and Remarks

Cryocon-Class 40      76-178,539                          Applied For; Needs
                                                          Statement of Use
Cryocon-Class 9       76-179,049                          Applied For; Needs
                                                          Statement of Use

Regulatory Matters
We are subject to regulations of the Department of the Treasury's Bureau of Alcohol, Tobacco and Firearms. Under these regulations, we must obtain and maintain a Federal Firearms License, which we have obtained.

Other regulations require us to maintain incoming and outgoing computer hardcopy logs regarding:
     * a receiver which is that part of a rifle or pistol that houses a round to be fired;
     *    a rifle or pistol; and
     *    a barrel of a rifle or pistol.
We maintain these computer logs in conformity with these regulations.   If we
fail to conform to these record keeping regulations, our Federal Firearms License may be revoked, in which case we would be unable to provide these services.

We are also required to ensure that no person under the age of 18 or that has a felony conviction, will have access at our facility to pistols, rifles, or other weapons or weapon parts. All of our employees are subject to background checks to ensure that they do not have a felony conviction. If any of our directors, officers, or employees knowingly violates any of these regulations they may be subject to imprisonment of not more than 10 years or fines of up to $250,000 and if we violate these regulations we may be subject to fines of up to $250,000.

Cost of Compliance with Environmental Matters
The U.S. Environmental Protection Agency does not consider liquid nitrogen to be a hazardous substance or otherwise subject to environmental regulations. Accordingly, we have no continuing costs pertaining to environmental matters.

Research and Development:
During 2001, we spent $24,949 on research and development pertaining to testing materials with our cryogenic process. None of these costs have been passed on to our customers.

Employees:
We currently have no part-time employees. We have 4 full-time employees, as follows:
     *    Chief Financial Officer that directs our financial operations.
     *    Director of Operations that directs our cryogenic services
     * Physical Plant Specialist that assists in our cryogenic services and our research and development activities
     *    Intellectual Property/Products Development Specialist
          Coordinates information with patent and trademark attorneys and assists in the development of our services.

We also have two full time consultants:
     * Chairman of the Board/Chief Executive Officer that directs our overall operations. We have a verbal consulting agreement with Our Chairman of the Board/Chief Executive Officer in which we pay him a monthly consulting fee of $12,500 plus expenses.
     * Sales Manager that is responsible for the marketing and promotion of our Cryogenic services. We have a verbal consulting agreement. In which we pay him a monthly consulting fee of $7,000 month plus expenses.

None of our employees are represented by a labor union for purposes of collective bargaining. We consider our relations with our existing employees to be satisfactory.

Reports to Security Holders:
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the Securities and Exchange Commission at www.sec.gov.

Item 2. Description of Property.
From approximately March 15, 2000 to November 10, 2001, we conducted our operations from a facility located at 2250 North 1500 West, Ogden, Utah; however, as described below under Item 3, "Legal Proceedings", because this
property was foreclosed upon, we no longer own or occupy this facility.   As
of November 11, 2001, we have occupied 7,800 square fee of space at Ogden Industrial Park, 2773 Industrial Drive, Ogden, Utah, 1800 square feet of which is office space and 6,000 of which is our processing area. We have a lease agreement with Halverson Real Estate and Investment, Inc. located in Ogden, Utah. The term of the lease is 3 years with two 3 year options to renew the lease. Our monthly rent is $3,000.

We do not own any property or intend to have any property in the future. We do not intend to renovate, improve or develop properties. We are not subject to any competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.
Bourns, Inc. v. Cryocon, Inc. (Case No. MMOJ File No. 3853).
On June 4, 2001, Bourn, Inc. filed a Notice of Default with the Weber County Recorder, to commence foreclosure on the deed of trust on our then administrative and operational facility located at 2250 North 1500 West, in Ogden, Weber County, Utah. On June 1, 2000, Bourn, Inc. had loaned us $2,050,000. The promissory note became due on February 28, 2001. The balance due as of the foreclosure action was $1,350,000. On October 30, 2001, the building and property were sold through a Trustee sale by bid to Bourn, Inc. for $1,100,000. As a result of this sale, a second deed of trust to Amerifirst Foundation became an unsecured note. The Internal Revenue Service holds a lien against the building from past due dues equaling $141,602. The Internal Revenue Service has reviewed our financial status. We understand that the Internal Revenue Service has placed the account in an "uncollectible" status.

Rushford/Ross/Orton, L.C., a Utah Limited Liability Company, v. Cryocon, Inc., a Colorado Corporation, Fourth Judicial District Court of Utah County, State of Utah, Division 10 (Case No. 010403425).
On August 7, 2001, we were served with legal process pertaining to a claim of a debt owed in the amount of $7,709.26, interest and costs in collection. On November 20, 2001, the court awarded a Judgment and Notice of Lien for the total amount of $7,709.26 plus attorney's fees and costs. No payments have been made on this judgment.

Staffing Solutions Southwest, Inc. d/b/a Staffing Solutions v. Cryocon, County Court of Dallas, Texas, At Law No. 3 (Case No. 026901592).
On June 26, 2001, we were served with a legal process in the collection of an outstanding payable to Staffing Solutions Southwest, Inc., d/b/a Staffing Solutions, in the amount of $5,922.76. On December 10, 2001, judgment was awarded for $4,993.76 plus interest of $172.29. The matter was settled on May 31, 2002 for $1,500, which has been paid.

Maxim Technologies v. Cryocon, Inc., Third District Court, State of Utah, Salt Lake County, Salt Lake Department (Case No. 018903673). On October 9, 2001, we were served with a small claims judgment for $3,425 in favor of Maxim Technologies. No amounts have been paid on this judgment.

Reed Exhibition Companies v. Cryocon, Inc., Second Judicial District Court, State of Utah, Weber County, Ogden Department (Case No. 010907747DC).
On October 24, 2001, we were served with a legal process in the collection of an outstanding payable to Reed Exhibition Companies in the amount of $2,882.50. Judgment was received on March 25, 2002 for $3,329.37. This claim was paid in full on June 11, 2002.

North Coast Investments, Inc. v. Cryocon, Inc. and Brian Morrison, Circuit Court of Cook County, Illinois, Municipal Department, Third District (Case No. 01M3-003818).
On January 28, 2002, we, along with our Chief Executive Officer Brian Morrison, were served with a legal process for breach of contract by North Coast Investments. The amount of the claim was $70,000. We have retained an attorney in Illinois and are preparing to file a countersuit.

Wasatch Mountain Publishing, Inc. v. Cryocon, Inc., Third Judicial District Court of Salt Lake County, State of Utah (Case No. 020900526_).
On April 9, 2002 Wasatch Mountain Publishing, Inc. received a judgment against us for the collection of advertising for $7,344.43. The debt was settled in full on May 30, 2002 for $5,500, which has been paid.

Kreiger Barrels, Inc. and Crierion Barrels, Inc. v. Cryocon, Inc., United States District Court for the Eastern District of Wisconsin (Case No. 01-C-
0771).
Kreiger Barrels, Inc. and Criterion Barrels, Inc. of Germantown, Wisconsin has filed a civil action against us alleging that our U.S. Patent # 5,865,913 was in valid and, therefore, our letter to discontinue the cryogenic treatment of barrels without paying an appropriate royalty was invalid. Negotiations are currently in process concerning the civil action.

Cryocon, Inc. v. Kreiger Barrels, Inc. and Criterion Barrles, Inc., United States District Court for the District of Utah (Case No. 1:02 CV 30-ST).
On March 15, 2002, we filed a civil action against Kreiger Barrels, Inc. and Criterion Barrels, Inc., in the State of Utah, requesting relief from Plaintiff for making use of a patented process without proper licensing for use of the patent.

In addition to the above described litigation, there is a threat of litigation involving our agreement with 300 Below, Inc., a company located in Decaytur, Illinois. In accordance with the terms of a November 10, 1999 agreement we have with 300 Below, in return for purchasing the names, rights, licenses, titles and property of 300 Below's Cryo-Accuring Division, we are required to pay $449,000, including an option payment of $2,500 to $449,000. Since February 2001 we have been in default on our required payments totaling $40,519.57 to 300 Below.

Should judgments be rendered in the above matters and we are required to make payments in satisfaction, such payments will have a materially adverse affect on our consolidated results of operations and financial condition.

We have not been served with any other legal process providing us with legal notice of any other pending proceedings. We are not a plaintiff in any other pending action. We are not aware of any contemplated legal proceeding by a governmental authority in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders.
On September 21, 2001, we changed our name from ISO Block Products USA, Inc. to Cryocon, Inc. and our shareholders approved a Board of Directors' resolution to reverse split each of our issued and outstanding shares of common stock into one fourth (1/4) share of common stock. In conjunction with the reverse split, our shareholders authorized an increase in the total number of shares of common stock to 50,000,000 shares, which we are currently authorized to issue.

                             PART II

Item 5. Market for Common Equity and Related Stockholder Matters.
Our common stock is currently quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "CRYQ." The high and low bid information for each quarter for the two most recent fiscal years of 2001 and 2002 is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On March 29, 2002, the last reported sale price of the common stock on the OTCBB was $0.09 per share. .


    Quarter               High                    Low
Fiscal Year Ended
3/31/01

First Quarter            $1.68                    $0.63

Second Quarter           $5.50                    $0.75

Third Quarter            $7.31                    $2.50

Fourth Quarter           $4.50                    $1.13

Fiscal Year Ended
3/31/02

First Quarter            $2.60                    $1.60

Second Quarter           $1.75                    $0.38

Third Quarter            $0.43                    $0.05

Fourth Quarter           $0.29                    $0.08

Holders:
As of March 31, 2002, we had 999 holders of record.

Issued and Outstanding Stock:
As of March 31, 2002, there were 21,140,680 shares of common stock issued and outstanding. Each share of common stock entitles the holder to one vote on each matter that may come before a meeting of the shareholders. We currently have one class of common stock outstanding.

Options:
As of March 31, 2002, there were outstanding stock options for 3,153,835 shares of our common stock.

Warrants
As of March 31, 2002, there were outstanding warrants to purchase 3,700,000 shares of our common stock.

Dividends:
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain future earnings, if any, for use in our business operations. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities:

On February 5, 2001, our Chief Executive Officer, J. Brian Morrison received a warrant for 500,000 shares of our common stock for future consulting services. These warrants are exercisable at $.10 per share until December 31, 2005.

On April 11, 2001, we issued 62,500 shares each of our common stock Paul G. Anthony, Miles G. Pierson, Doyle Talbot, Herschel Hill, the shareholders of 100% of the outstanding stock of Xtool, Inc. in connection with our acquisition of Xtool. These individuals exchanged their Xtool shares which in the aggregate represented 100% of Xtool's outstanding common stock in exchanged for shares of our common stock. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale to these individuals. We believed that Section 4(2) was available because the sale did not involve a public offering. These individuals had a pre-existing relationship with Jeff
Taylor, our president at the time.   We did not utilize brokers in the
offering and did not pay commissions or any form of compensation to any person for soliciting these shareholders. All shares issued contained a restrictive legend. Each of these individuals represented to us that they were accredited investors, were purchasing the shares for investment purposes and had access to all relevant information pertaining to us.

On April 11, 2001, we issued 10,000 shares of our common stock to Matthew A. Kammeyer as an employee signing bonus. We valued the shares at $2.10 per share or an aggregate price of $21,000. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale of the shares to Mr. Kammeyer. We believed that Section 4(2) was available because the sale did not involve a public offering. The shares were issued with a restrictive legend.

On April 11, 2001, we issued 10,000 shares of our common stock to Dallan Clark as an employee signing bonus. We valued the shares at $2.01 per share or an aggregate price of $21,000. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale of the shares to Mr. Clark. We believed that
Section 4(2) was available because the sale did not involve a public offering. The shares were issued with a restrictive legend.

On April 11, 2001 we granted options to purchase 60,000 shares of our common stock to Doug Moore, an employee, for past services rendered to us. These options can be exercised at $1.50 per share until 180 days after leaving us.

On April 11, 2001 we granted options to purchase 250,000 shares of our common stock to Arlene Racker, an employee, for services as our officer at the time. These options can be exercised at $0.05 per share until 180 days after leaving us. Ms. Racker left our employment on April 12, 2002.

On May 4, 2001, we issued 25,000 shares of our common stock to Hanz Balz in exchange for services rendered to us. The shares were valued at a price of $2.10 per share or an aggregate price of $52,500. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale of the shares to Mr. Balz. We believed that Section 4(2) was available because the sale did not involve a public offering. The shares were issued with a restrictive legend.

On June 28, 2001, we issued 150,000 shares of our common stock to Todd Moore in exchange for services rendered to us. We valued these shares at a price of $1.75 per share or an aggregate price of $262,500. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale of the shares to Mr. Moore. We believed that Section 4(2) was available because the sale did not involve a public offering. Mr. Moore had a pre-existing relationship with our
President.   Mr. Moore represented to us that he was an accredited investor, was purchasing the shares for investment purposes and had access to all relevant information pertaining to us. The shares were issued with a restrictive legend.

On June 11, 2001, we issued 100,000 shares of our common stock to Citizen Asia, a registered securities broker-dealer, in exchange for services rendered to us. We valued the shares at a price of $2.18 per share or an aggregate price of $218,000. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale to Citizen Asia. We believed that Section 4(2) was available because the sale did not involve a public offering. The shares were issued with a restrictive legend.

We received total proceeds of $278,200 from the following sales of 139,100 shares of our common stock (described below in a - p). At the time of the sales, in reliance upon our counsel at the time, we relied upon Section 4(2) of the Securities Act of 1933 for the offers and sales of the shares. We believed that Section 4(2) was available because the sales did not involve a public offering. The persons and representatives of the entities that purchased the shares of common stock had a pre-existing relationship with James Cundiff, our President of our Advisory Board at the time. The purchasers represented to us that they were accredited investors, were purchasing the shares for investment purposes and had access to all relevant information pertaining to us. The shares were issued with a restrictive legend.
  a. On February 16,  2001, we sold 37,500 shares of our common stock to Revy
     L. Neeley at a price of $2.00 per share or an aggregate price of $75,000.

  b. On February 16, 2001, we sold 25,000 shares of our common stock to Prominent Development at a price of $2.00 per share or an aggregate price of $50,000.

  c. On February 23, 2001, we sold 5,000 shares of our common stock to John Frederick Ashby at a price of $2.00 per share or an aggregate price of $10,000.

  d. On February 23, 2001, we sold 62,500 shares of our common stock to Frederick Ashby at a price of $2.00 per share or an aggregate price of $125,000.

  e. On February 23, 2001, we sold 5,000 shares of our common stock to Andrew
     N. Ashby at a price of $2.00 per share or an aggregate price of $10,000.

  f. On February 23, 2001, we sold 4,000 shares of our common stock to April
     A. Ashby at a price of $2.00 per share or an aggregate price of $8,000.

  g. On February 23, 2001, we sold 4,000 shares of our common stock to Preston F. Ashby at a price of $2.00 per share or an aggregate price of $8,000.

  h. On February 23, 2001, we sold 2,500 shares of our common stock to Samuel Ashby at a price of $2.00 per share or an aggregate price of $5,000.

  i. On February 23, 2001, we sold 1,500 shares of our common stock to Annie
     M. Ashby at a price of $2.00 per share or an aggregate price of $3,000.

  j. On February 23, 2001, we sold 5,000 shares of our common stock to Richard Rhodes at a price of $2.00 per share or an aggregate price of $10,000.

  k. On February 26, 2001, we sold 600 shares of our common stock to Anessa Alderman at a price of $2.00 per share or an aggregate price of $1,200.

  l. On February 26, 2001, we sold 12,500 shares of our common stock to The Capps Trust at a price of $2.00 per share or an aggregate price of $25,000.

  m. On March 1, 2001, we sold 7,500 shares of our common stock to Sheldon Fisher at a price of $2.00 per share or an aggregate price of $15,000.

  n. On March 1, 2001, we sold 1,000 shares of our common stock to William A. Phillips at a price of $2.00 per share or an aggregate price of $2,000.

  o. On July 30, 2001, we sold 2,500 shares of our common stock to Benjamin
     J. Ashby at a price of $2.00 per share or an aggregate price of $5,000.

  p. On July 30, 2001, we sold 2,500 shares of our common stock to Adam M. Ashby at a price of $2.00 per share or an aggregate price of $5,000.

On July 31, 2001, we granted warrants to purchase 1,000,000 shares of our common stock to our Director/Corporate Secretary, James Cundiff, for past investor relations services. These warrants can be exercised at $0.10 per share until July 31, 2006.

On July 31, 2001, we granted warrants to purchase 1,000,000 shares of our common stock to our Chairman of the Board/Chief Executive Officer, J. Brian Morrison, for consulting services. These warrants can be exercised at $0.10 per share until July 31, 2006.

On August 3, 2001, we issued 100,000 shares of our common stock to Citizen Asia, a registered securities broker-dealer, in return for consulting services that Citizen Asis provided to us. We valued the shares at $1.75 per share or an aggregate price of $175,000. We also sold Citizen Asia 57,000 shares for $100,000 on the same day. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale to Citizen Asia. We believed that Section 4(2) was available because the sale did not involve a public offering. The shares were issued with a restrictive legend.

On August 9, 2001, we sold 243 shares of our common stock to Jeff Taylor at a price of $0.00 per share or an aggregate price of $0.00. We relied upon
Section 4(2) of the Securities Act of 1933 for the offer and sale to Mr. Taylor. We believed that Section 4(2) was available because the sale did not involve a public offering. Mr. Taylor had a pre-existing relationship with
our President.   Mr. Taylor represented to us that he was an accredited
investor, was purchasing the shares for investment purposes and had access to all relevant information pertaining to us. The shares were issued with a restrictive legend.

On November 15, 2001, we granted warrants to purchase 1,000,000 shares of our common stock to our Chairman of the Board/Chief Executive Officer, J. Brian Morrison, for consulting services. These warrants can be exercised at $0.10 per share until November 15, 2006.

On January 1, 2002, we granted options to purchase 250,000 shares of our common stock to our Chief Financial Officer/Treasurer, Vaughn P. Griggs, for services as our Chief Financial Officer/Treasurer. These options can be exercised at $0.05 per share until 180 days after leaving us

On January 1, 2002, we granted options to purchase 150,000 shares of our common stock to Doug Moore, an employee, for past and future services. These options can be exercised at $0.05 per share until 180 days after leaving us.

On January 1, 2002, we granted options to purchase 150,000 shares of our common stock to Michael Mower, an employee, for past and future services for the company. These options can be exercised at $0.05 per share until 180 days after leaving company.

On March 1, 2002, we granted 100,000 shares of our common stock to Dr. Dwayne Marrott for past consulting services for the company. These shares were valued at $.06 per share.

On March 1, 2002, we granted 25,000 shares of our common stock to Adam Cundiff for past consulting services for the company. These shares were valued at $.12 per share.

On March 25, 2002, we granted 12,500 shares of our common stock to Robert Secor for past consulting services for the company. These shares were valued at $.10 per share.

On March 29, 2002, we granted 100,000 shares of our common stock to Robert D. Wickersheim, for the forgiveness of a $100,000 Note Payable with Cryocon, Inc. The shares were valued at $.09 per share.

On March 29, 2002, we granted 142,000 shares of our common stock to Robert W. Brunson, for the forgiveness of a $141,964 Note Payable with Cryocon, Inc. The shares were valued at $.09 per share

On March 29, 2002, we granted warrants to purchase 700,000 shares of our common stock to our Director, Dr. Richard Lindstrom, for the forgiveness of a $30,000 Note Payable with Cryocon, Inc.. These warrants can be exercised at $0.00 until March 29, 2007.

Item 6. Management's Discussion and Analysis .

The following discussion and analysis provides information that we believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis covers material changes in our financial condition and results of operations since our year end at March 31, 2001. The terms "we" or "our" or "us" are used in this discussion to refer to Cryocon.

Years ended March 31, 2001 and 2002

Statement of Operations

Revenues. Revenues for the year ended March 31, 2002 decreased 59% to $57,926 from $141,405 for the same period in 2001. The decrease in revenues is attributed mainly to our corporate refocusing and restructuring.

Cost of Revenues. Cost of revenues consists primarily of materials and supplies. Cost of revenues decreased 1% to $23,198 for the year ended March 31, 2002 from $57,804 for the year ended March 31, 2001, representing 40% and 41% of the total revenues for the year ended March 31, 2002 and March 31, 2001, respectively. The decrease in cost of revenues is primarily attributable to a services sales price increase of approximately 100%.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the year ended March 31, 2002 and 2001, respectively, gross profit was $34,728 and $86,801, which represents a 58% decrease. The gross profit as percentage of revenues decreased to 40% for the year ended March 31, 2002 from 41% for the year ended March 31, 2001. The decrease of the gross profit as a percentage of revenues is attributed to an increase in service sales price.

Research and Development. Research and development expenses were $24,949 and
$3,583 for the year ended March 31, 2002 and 2001, respectively.   These
expenses represented 43% and 3% of our revenues of the year ended March 31, 2001 and 2001, respectively. The expenses consist of lab expenses and outside testing facilities. Our main developments relate to research and development relating to processing of rotors and brake drums.

Marketing and Selling Expenses. Marketing and selling expenses decreased to $10,648 from $397,159 for the year ended March 31, 2002 and 2001, respectively. Marketing and selling expenses as a percentage of revenues were 18% and 281% for the year ended March 31, 2002 and 2001, respectively. The decrease in FY 2002 marketing and selling expenses can be attributed to our limited revenues.

General and Administrative Expenses. General and administrative expenses decreased to $1,484,392 for the year ended March 31, 2002 from $5,344,796 for the year ended March 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 2563% for the year ended March 31, 2002 from 3780% for the year ended March 31, 2001. The decrease is mainly attributable to decreasing our staff from approximately 38 employees to only 5 employees.

Financing Expenses. Financing expenses, net, decreased to $73,672 for the year ended March 31, 2002 from $174,912 for the year ended March 31, 2001.

Income (Loss) Before Taxes. Loss before taxes for the year ended March 31, 2002 decreased by 55% to ($717,455) from ($6,095,179) for the year ended March 31, 2001. The decrease of the loss before taxes is attributable primarily to the decrease of 72% of general and administrative expenses. Income before taxes as percentage of revenues was 4691% for the year ended March 31, 2002 and 4310% for the year ended March 31, 2001.

Taxes on Income. Taxes on income for the year ended March 31, 2002 amounted to $0 which represents 0% of the income before taxes as compared with $0 for the year ended March 31, 2001 that represents 0% of the income before taxes.

Net Income. Net loss for the year ended March 31, 2002 amounted to $(2,719,455) and represents 4691% of the revenues, as compared with 4310% of the revenues for the year ended March 31, 2001. The decrease in the net loss is mainly attributable to the reduction in general and administrative costs.

Earning per share The earning per share for the year ended March 31, 2002 was ($0.13) for the basic 20,302,690 weighted average Shares.

Balance Sheet

Current Assets. Current Assets amounted to $49,467 as of March 31, 2002 compared to current assets of $73,841 as of March 31, 2001, representing a 33% decrease in current assets. This decrease is mainly attributable to reduction in prepaid expenses.

Fixed assets. Fixed assets after accumulated depreciation decreased to $135,880 as of March 31, 2002, compared with $2,250,790 as of March 31, 2001.
Purchase of equipment during the year ended March 31, 2002 amounted to $4,557 and depreciation for same period amounted to $32,875.

Current Liabilities. As of March 31, 2002, Current Liabilities decreased by $1,473,388 to $1,554,375, compared with $3,027,763 as of March 31, 2001. This decrease is mainly attributable to reduction in Notes Payable and stock deposits.

Liquidity and Capital resources - March 31, 2002.

Net cash used by operating activities for the year ended March 31, 2002 was $202,689.

The cash used by operating activities was primarily attributable to $1,213,115 from professional fees and payroll.

Net financing activities provided $237,789.

Cash at March 31, 2002 amounted to $2,914, representing a decrease of $6,066 since March 31, 2001. Our current assets for March 31, 2002 are lower than our current liabilities by $1,504,908.

Our commitments for capital expenditures  as of March 31, 2002 were $0.

We shall continue to finance our operations and fund commitments for capital expenditures, if necessary, primarily from investors.

We believe that our future cash flow from operations together with our current cash is inadequate to provide beyond the next 60 days of operations; accordingly, we may need traditional bank financing or from a debt of equity offering.

Risk Factors
In addition to the matters discussed above regarding our consolidated results of operations and financial condition, our business is subject to certain other risk factors, as follows:

Because we have a limited operating history with limited revenues, you will be unable to determine whether we will ever become profitable.
Because we are a development stage company with revenues of only $57,926 during our Fiscal Year ended March 31, 2002, and we have only minimal operations, you will be unable to evaluate our future performance or potential profitability.

We have a history of losses and expect losses for the foreseeable future due to increasing costs which may prevent us from ever becoming profitable.
From our inception of October 20, 1999 through March 31, 2002, we have accumulated losses of $10,396,615. We believe that our costs will increase over the next twelve months and our losses will continue to increase in the foreseeable future. As a result, we may never achieve or sustain profitability.

If we are unable to obtain financing to support our operations and future growth plans, we will have to curtail our operations.
Our auditors have issued a going concern opinion for FY 2002 based upon our lack of significant cash or material assets or established sources of revenues sufficient to cover our operating costs. Our future operations involve substantial research and development and marketing costs. If our revenues and existing cash are insufficient to support our operations and/or future plans, we may need traditional bank financing or financing from a debt or equity offering. If we are unable to obtain financing when needed on favorable terms, we may be forced to curtail our operations.

Future issuances of our shares may lead to future dilution in the value of our common stock, a reduction in shareholder voting power, and may prevent a change in our control.
Our shares may be substantially diluted due to:
       * Issuance of common stock shares in connection with any future agreements;
       * Issuance of common stock in connection with the exercise of warrants already issued to purchase 3,700,000 shares of our common stock; and
       * Issuance of common stock in connection with the exercise of options already issued to purchase 3,153,835 shares of our common stock.

You should be aware that these stock issuances may result in reduction of the book value or market price of our outstanding shares of common stock. If we issue any additional shares of common stock your proportionate ownership of our common stock and voting power will be reduced which may prevent a change in our control.

If we fail to expand our services business to other product areas, we may encounter difficulties in our attempt to increase our revenues or complete effectively against our competitors.
Currently, the application of our cryogenic process to gun barrels constitutes 88% of our business. If we fail to expand our services business to other product areas, we may encounter difficulties in our attempt to expand our revenues or compete effectively against our competitors.

We may be subject to litigation costs and/or judgments which may affect our ability to continue as a going concern
During the period from February 16, 2001 to March 1 2001, we raised $278,200 through sale of 139,100 shares of our common stock to eight individuals, five current shareholders and three new investors, at a price of $2.00 per share. We believed that the offer and sale of these securities were exempt from registration under Section 4(2) of the Securities Act of 1933. The shareholders that invested received our periodic reports and were familiar with our operations and financial condition. No public solicitation or general advertising was done in connection with this sale and we did not pay any fees or commissions in connection with the sales. Nonetheless, the Securities and Exchange Commission has indicated that the sale of the shares after filing of a Form SB-2 registration statement may have been in violation
of Section 5 of the Securities Act of 1933.   Accordingly we may be subject to
legal claims and judgments of at least $278,200 plus interest from the date of issuance. Should claimants be successful in obtaining such judgments, we may be required to curtail our operations or obtain financing to meet litigation costs of such judgments. If we cannot obtain financing or the financing is inadequate we may not able to continue as a going concern.

Item 7. Financial Statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 2002

                         C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . .  3

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .  4

Consolidated Statements of Operations. . . . . . . . . . . . .  6

Consolidated Statements of Stockholders' Equity (Deficit). . . .7

Consolidated Statements of Cash Flows. . . . . . . . . . . . . 11

Notes to the Consolidated Financial Statements . . . . . . . . 13

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Cryocon, Inc. and Subsidiary
(A Development Stage Company)
Ogden, Utah

We have audited the accompanying consolidated balance sheets of Cryocon, Inc. and Subsidiary (a development stage company) as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2002 and 2001 from inception on October 20, 1999 through March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cryocon, Inc. and Subsidiary (a development stage company) as of March 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years ended March 31, 2002 and 2001 from inception on October 20, 1999 through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
July 18, 2002

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets

                              ASSETS
                                            March 31, March 31,
                                              2002        2001
CURRENT ASSETS

 Cash                                      $    2,914  $    8,980
 Accounts receivable, net (Note 1)             34,850      30,647
 Deposits and prepaid expenses                 11,703      34,214
                                           ----------  ----------
  Total Current Assets                         49,467      73,841
                                           ----------  ----------
PROPERTY AND EQUIPMENT, NET (Notes 1 and 2)   135,880   2,250,790
                                           ----------  ----------
OTHER ASSETS

 Patents, trademarks and licenses, net
  (Note 1)                                    239,467     329,267
                                           ----------  ----------
  Total Other Assets                          239,467     329,267

  TOTAL ASSETS                             $  424,814  $2,653,898
                                           ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
                   Consolidated Balance Sheets
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            March 31,   March 31,
                                              2002        2001
CURRENT LIABILITIES

  Accounts payable                         $  290,676  $  341,552
  Accrued expenses (Note 5)                 1,220,825     605,965
  Stock deposits (Note 6)                           -     284,391
  Notes payable, related party (Note 3)        17,000     191,964
  Current portion long-term debt (Note 4)      25,874   1,603,891
                                            ---------   ---------
          Total Current Liabilities         1,554,375   3,027,763
                                            ---------   ---------
LONG-TERM LIABILITIES

  Notes payable, related party (Note 3)        50,000           -

  Long-term debt (Note 4)                     144,983     146,966
                                            ---------   ---------
          Total Long-Term Liabilities         194,983     146,966
                                            ---------   ---------
          TOTAL LIABILITIES                 1,749,358   3,174,729
                                            ---------   ---------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock: 50,000,000 shares
  authorized of no par value,
  21,140,680 and 19,319,837 shares issued
  and outstanding, respectively             8,708,866   7,158,329
  Additional paid in capital                  363,205           -
  Deficit accumulated during the
  development stage                       (10,396,615) (7,679,160)
                                           ----------  ----------
          Total Stockholders' Equity
          (Deficit)                        (1,324,544)   (520,831)
                                           ----------  ----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY (DEFICIT)   $  424,814  $2,653,898
                                           ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Operations
                                                                     From
                                                                 Inception on
                                                              October 20, 1999
                                       For the Year Ended          through
                                           March 31,               March 31,
                                        2002         2001            2002
REVENUES                               $    57,926   $ 141,405  $   221,836
                                       -----------   ---------  -----------
EXPENSES

 Cost of sales                              23,198      57,804       87,981
 Advertising                                10,648     397,159      461,331
 Bad debt expense                           32,875      11,000       43,875
 Depreciation and amortization             642,695     228,999      913,993
 Loss on sale of assets                    512,064      27,515      539,579
 General and administrative              1,484,392   5,344,796    7,792,678
                                       -----------   ---------  -----------
  Total Expenses                         2,705,872   6,067,273    9,839,437
                                       -----------   ---------  -----------
OPERATING LOSS                          (2,647,946) (5,925,868)  (9,617,601)
                                       -----------   ---------  -----------
OTHER INCOME (EXPENSE)

 Interest income                             1,072       3,504        4,576
 Other income                                3,091       2,097        5,188
 Interest expense                          (73,672)   (174,912)    (788,778)
                                       -----------   ---------  -----------
  Total Other Income (Expense)             (69,509)   (169,311)    (779,014)
                                       -----------   ---------  -----------
NET LOSS                               $(2,717,445)$(6,095,179)$(10,396,615)
                                       ===========   =========  ===========
BASIC LOSS PER
SHARE                                  $     (0.13) $    (.49)
                                       ===========  =========
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                             20,302,690  12,538,082
                                        ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
    Consolidated Statements of Stockholders' Equity (Deficit)
                                                                    Deficit
                                                                   Accumulated
                                                    Additional     During the
                                   Common Stock      Paid in       Development
                              Shares        Amount   Capital         Stage
Balance at inception on
 October 20, 1999            $        -   $      -  $       -   $         -

Issuance of common stock to
founders for services at
$0.00 per share                   1,000          -          -             -

Issuance of common stock to
founders for services at
$.00 per share                  524,000          -          -             -

Issuance of common stock to
founders for services and
intangible assets at $0.00
per share                     9,700,000          -          -             -

Issuance of common stock for
services at $0.75 per share     100,000     75,000          -             -

Issuance of common stock for
cash at $0.50 per share          10,000      5,000          -             -

Issuance of common stock for
services at $0.50 per share       5,000      2,500          -             -

Issuance of common stock for
cash at $0.50 per share          10,000      5,000          -             -

Issuance of common stock for
cash at $0.50 per share           4,000      2,000          -             -

Issuance of common stock for
services at $0.50 per share      16,000      8,000          -             -

Issuance of common stock for
services at $0.75 per share     100,000     75,000          -             -

Issuance of common stock for
services at $0.75 per share     500,000    375,000          -             -

Issuance of common stock for
cash at $1.00 per share          10,000     10,000          -             -

Balance forward              10,980,000  $ 557,500   $      -             -

The accompanying notes are an integral part of the consolidated financial statements.

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                    Deficit
                                                                   Accumulated
                                                    Additional     During the
                                   Common Stock      Paid in       Development
                              Shares        Amount   Capital         Stage
Balance forward              10,980,000  $ 557,500  $        -    $         -

Issuance of common stock for
cash at $1.00 per share          10,000     10,000           -              -

Issuance of common stock for
cash at $1.00 per share          10,000     10,000           -              -

Additional interest recorded
on convertible debentures             -    514,050           -              -

Net loss from inception on
October 20, 1999 through
March 31, 2000                        -          -           -     (1,583,981)

Balance, March 31, 2000      11,000,000  1,091,550           -     (1,583,981)

Recapitalization              1,237,724          -           -              -

Warrants issued below market
 value                                -    980,000           -              -

Issuance of common stock
upon exercise of options
at $0.50 per share               17,500      8,750           -              -

Issuance of common stock for
 services at $5.375 per share    10,000     53,750           -              -

Issuance of common stock upon
exercise of options at $0.50
per share                        31,650     15,825           -              -

Issuance of common stock for
convertible debentures at
$0.01 per share               2,880,000     28,800           -              -

Issuance of common stock for
convertible debentures at
$0.50 per share               1,294,000    647,000           -              -

Issuance of common stock for
convertible debentures at
$1.00 per share               1,355,437  1,355,437           -              -

Issuance of common stock for
convertible debentures at
$2.00 per share                 237,500    475,000           -              -

Balance Forward              18,063,811 $4,656,112    $      -    $(1,583,981)

The accompanying notes are an integral part of the consolidated financial statements.

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                    Deficit
                                                                   Accumulated
                                                    Additional     During the
                                   Common Stock      Paid in       Development
                              Shares        Amount   Capital         Stage
Balance Forward              18,063,811 $ 4,656,112   $      -    $(1,583,981)

Stock issuance costs                  -    (390,708)         -              -

Issuance of common stock for
convertible debentures at
$2.00 per share                 782,118   1,564,236          -              -

Issuance of common stock
upon exercise of options at
$0.50 per share                  13,250       6,625          -              -

Issuance of common stock for
 services at $2.25 per share    300,000     675,000          -              -

Options issued below market
 value                                -     268,110          -              -

Issuance of common stock upon
exercise of options at $0.50
per share                         6,000       3,000          -              -

Issuance of common stock for
services at $3.063 per share      3,658      11,204          -              -

Issuance of common stock for
 services at $2.25 per share     51,000     114,750          -              -

Issuance of common stock for
 services at $2.50 per share    100,000     250,000          -              -

Net loss for the year ended
 March 31, 2001                       -           -          -     (6,095,179)

Balance , March 31, 2001     19,319,837   7,158,329          -     (7,679,160)

Issuance of common stock for
 XTool at $2.37 per share       250,000     593,750          -              -

Issuance of common stock for
 services at $2.10 per share     20,000      42,000          -              -

Issuance of common stock for
 debt at $2.25 per share         25,000      56,250          -              -

Balance Forward              19,614,837 $ 7,850,329   $      -   $ (7,679,160)
The accompanying notes are an integral part of the consolidated financial statements.

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                    Deficit
                                                                   Accumulated
                                                    Additional     During the
                                   Common Stock      Paid in       Development
                              Shares        Amount   Capital         Stage
Balance Forward              19,614,837 $ 7,850,329   $      -   $ (7,679,160)

Issuance of common stock for
 services at $2.10 per share    100,000     210,000          -              -

Issuance of common stock for
 warrants exercised at $0.10
 per share.                     150,000      15,000          -              -

Issuance of common stock in
lieu of debt at $2.00 per
share                           139,100     284,392          -              -

Issuance of common stock for
 services at $1.75 per share    100,000     174,750          -              -

Issuance of common stock for
 cash at $1.75 per share         57,000     100,000          -              -

Issuance of common stock for
 warrants exercised at $1.50
 per share                          243         365          -              -

Issuance of common stock for
 services at $0.06 per share    600,000      36,000          -              -

Contributed capital                   -           -    116,000              -

Issuance of common stock for
 services at $0.12 per share    125,000      15,000          -              -

Issuance of common stock for
 services at $0.10 per share     12,500       1,250          -              -

Issuance of common stock for
 debt at $0.09 per share        242,000      21,780          -              -

Contributed capital                   -           -    247,205              -

Net loss for the year ended
 March 31, 2002                       -           -          -     (2,717,455)

Balance, March 31, 2002      21,140,680 $ 8,708,866  $ 363,205   $(10,396,615)

The accompanying notes are an integral part of the consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
              Consolidated Statements of Cash Flows


                                                                     From
                                                                 Inception on
                                                              October 20, 1999
                                       For the Year Ended          through
                                           March 31,               March 31,
                                        2002         2001            2002
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                            $(2,717,455)   $(6,095,179) $(10,396,615)
 Adjustments to reconcile net loss
  to net cash used by operating
  activities:
   Amortization and depreciation         642,695        228,999       913,993
  Options and warrants issued below
   market value                                -      1,248,110     1,248,110
  Impairment loss on fixed assets        512,063              -       512,063
  Loss on sale of assets                       -         27,515        27,515
  Bad debt expense                             -         11,000        11,000
  Additional expense recorded on
   convertible debentures                      -              -       514,050
  Common stock issued for services
   rendered                              537,000      1,104,704     2,177,204
 (Increase) decrease in:
  Accounts receivable                     (4,203)       (29,036)      (45,850)
  Deposits and prepaids                   22,512        (34,214)      (11,702)
  Stock deposits                               -        284,391       284,391
  Accounts payable and accrued expenses  804,699        791,492     1,752,216
                                       ---------      ---------    ----------
   Net Cash Used by Operating
   Activities                           (202,689)    (2,462,218)   (3,013,625)
                                       ---------      ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES

 Purchase or development of intangibles        -              -      (449,000)
 Equipment purchases                     (41,166)      (156,919)     (421,036)
 Purchase of building                          -              -    (2,050,000)
                                       ---------      ---------    ----------
   Net Cash (Used) by Investing
   Activities                            (41,166)      (156,919)   (2,920,036)
                                       ---------      ---------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock for cash       100,000         34,200       176,200
 Stock offering costs                          -       (390,708)     (390,708)
 Issuance of notes payable and
   debentures                            147,615      3,415,214     6,668,675
 Payments made on notes payable           (9,826)      (502,360)     (517,592)
                                       ---------      ---------    ----------
   Net Cash Provided by Financing
   Activities                          $ 237,789     $2,556,346    $5,936,575
                                       ---------     ----------    ----------

The accompanying notes are an integral part of the consolidated financial statements.

                  CRYOCON, INC. AND SUBSIDIARIES
                  (A Development Stage Company)
        Consolidated Statements of Cash Flows (Continued)
                                                                     From
                                                                 Inception on
                                                              October 20, 1999
                                                                   through
                                           March 31,               March 31,
                                        2002         2001            2002
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                         $     (6,066)      (62,791)        2,914

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                        8,980        71,771             -
                                     ------------     ---------    ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                       $      2,914     $   8,980    $    2,914

CASH PAID FOR:

 Interest                            $      4,414     $ 115,611    $  123,969
 Income taxes                        $          -     $       -    $        -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

 Common stock issued for services    $    537,000     $1,104,704   $2,177,204
 Vehicles purchased under notes
  payable                            $          -     $   65,549   $   65,549
 Common stock issued in conversion
  Of convertible debentures          $          -     $4,070,473   $4,070,473
 Common stock issued in
  extinguishment of debt             $    642,356     $        -   $  642,356

The accompanying notes are an integral part of the consolidated financial statements.

                        CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


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

       c.  Basic Loss Per Share

       The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is antidilutive for the periods presented.

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       c.  Basic Loss Per Share (Continued)

                                           For the Year Ended
                                             March 31, 2002
                                      Loss        Shares    Per Share
                                  (Numerator) (Denominator)  Amount

                                  $(2,717,455)  20,302,690  $(0.13)

                                           For the Period Ended
                                              March 31, 2001
                                      Loss        Shares    Per Share
                                  (Numerator) (Denominator)  Amount

                                  $(6,095,179)  12,538,082  $(0.49)

       d.  Provision for Taxes

       At March 31, 2002, the Company has net operating loss carryforwards of approximately $6,971,711 that may be offset against future taxable income through 2022. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                              For the Years Ended
                                                      March 31,
                                              2002              2001

       Income tax benefit at statutory rate  $ 1,032,633  $ 2,316,100
       Change in valuation allowance          (1,032,633)  (2,316,100)
                                             $         -            -

       Deferred tax assets (liabilities) are comprised of the following:

                                              For the Years Ended
                                                      March 31,
                                              2002              2001

       Income tax benefit at statutory rate  $ 2,649,250   $ 1,616,617
       Change in valuation allowance          (2,649,250)   (1,616,617)
                                             $         -             -

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       f.  Principles of Consolidation

       The consolidated financial statements include those of Cryocon, Inc. (Cryocon Colorado) and it's wholly-owned subsidiary, Cryocon, Inc. (Cryocon Utah) and XTool, Inc. All significant intercompany accounts and transactions have been eliminated.

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

       i.  Patents, Trademarks and Licenses

                                                                 Net Book
                                                                  Value
                                  Term     Cost   Amortization     2002

       Product rights          5 years  $100,000   $ 46,666      $   53,334
       Customer lists, patents
         and trademarks        5 years   349,000    162,867         186,133
                                        $449,000   $209,533      $  239,467

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       i.  Patents, Trademarks and Licenses (Continued)

       Product rights, customer lists, patents and trademarks have been capitalized and amortized over five years using a straight line method. The total amortization of production costs for the years ended March 31, 2002 and 2001 amounted to $89,800 and $89,800, respectively.

       The Company evaluates the recoverability of intangibles and reviews the amortization period on an annual basis. Several factors are used to evaluate intangibles, including, but not limited to, management's plans for future operations, recent operating results and projected, undiscounted cash flows.

       j.  Accounts Receivable

       Accounts receivable are shown net of the allowance for doubtful accounts of $23,875 as of March 31, 2002.

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

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


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

       p.  Stock Options

       The company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to nonemployees when the option price is less than the market price of the underlying common stock on the date of grant.

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       p.  Stock Options (Continued)

       FASB Statement 123, "Accounting for Stock-Based Compensation" (ASFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income (loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is one to five years. The volatility used was 586.91% based upon the historical price per share of shares sold. There are no expected dividends.

       Under the accounting provisions of SFAS 123, the Company's net loss for the years ended March 31, 2002 and 2001 would have changed from the reported net loss as follows:
                                               2002         2001


       Net loss:
            As reported                    $(2,375,953)   $(6,095,179)
            Pro forma                       (3,488,453)   (13,266,172)

       Net loss per share:
            As reported                    $     (0.12)   $     (0.49)
            Pro forma                            (0.17)         (1.06)

       Pursuant to SFAS 123, additional expense of $1,248,110 was recorded during the year ended March 31, 2001 as a result of options and warrants granted below market value to non-employees. As of March 31, 2002 options granted in previous period were either exercised or expired. No warrants or options were issued to non-employees at March 31, 2002

NOTE 2 - PROPERTY AND EQUIPMENT

       Property and equipment as of March 31, 2002 and 2001 are detailed in the following summary:

                                                       Net Book   Net Book
                                       Accumulated  Value   Value
                                Cost  Depreciation  2002     2001

       Office furniture and
        fixtures             $167,059  $  68,567      $98,492     $  198,057
       Vehicles                     -          -            -         24,455
       Machinery and equipment 57,046     19,658       37,388        277,408
       Building and land            -          -            -      1,750,870
                   Total     $224,105  $  88,225     $135,880     $2,250,790

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001

NOTE 2 - PROPERTY AND EQUIPMENT (Continued)

       Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the years ended March 31, 2002 and 2001 amounted to $120,793 and $139,199 respectively.

NOTE 3 - NOTES PAYABLE - RELATED PARTY

       Notes payable - related party as of March 31, 2002 and 2001 is detailed in the following summary:
                                                                March 31,
                                                             2002      2001

       Note payable to shareholder with an interest rate of
        9.5%; unsecured; is due on demand.                7,000          -

       Note payable to a shareholder with an
        interest rate of 8%; secured by stock;
        is due on demand.                              $ 10,000    $141,964

       Convertible debenture with a shareholder and former
        CEO, interest at 10%, convertible into 2,002,523
        shares of common stock.                          50,000      50,000

           Less: current portion                        (17,000)   (191,964)

           Long-term portion                          $  50,000           -

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001

NOTE 4 - LONG-TERM DEBT

   Notes payable as of March 31, 2002 and 2001 are detailed in the following summary:

                                                             March 31,
                                                           2002        2001

   Note payable to an individual; includes interest at 18%;
    due April 8, 2001, secured by processor.               $    -   $  30,000


   Notes payable to an individual, originally due on February
    28, 2001, includes interest at 12%, secured by land,
    currently in default (see note below).                      -     100,000

   Notes payable to an individual, due April 30, 2001, non-
    interest bearing, unsecured.                                -     100,000

   Note payable to a company, originally due February
    28, 2001, interest at 8.5% through February 28, 2001,
    interest at 15% once in default, interest only payments
    were due monthly through February 28, 2001, currently
    in default, secured by building (see note below).           -   1,350,000

   Convertible debentures to a company, due on demand
    includes interest at 8%.                                    -           -

   Balance Forward                                    $         - $ 1,580,000

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001

NOTE 4 - LONG-TERM DEBT (Continued)

                                                        March 31,
                                                    2002        2001


       Balance Forward                                $         - $ 1,580,000

       Note payable to a company, includes interest at 21%
        originally due March 2005, secured by vehicle.          -           -

       Note payable to an individual, includes interest
        at 8%, payments of $3,117 due monthly, due
        December 31, 2006, secured by intangible assets.  170,857     170,857

           Total long-term debt                           170,857   1,750,857
           Less: current portion                          (25,874) (1,603,891)
           Long-term portion                         $    144,983 $   146,966

       The Company is currently working on negotiations to restructure the long-term debt that is in default. These negotiations on payment plans were not finalized as of the date of our audit report. Accordingly, amounts in default are being shown as current liabilities until the agreements are finalized.

       Maturities of long-term debt are summarized below:

                                             Year Ended
                                             March 31,            Amount


                                             2003     $             25,874
                                             2004                   28,021
                                             2005                   30,347
                                             2006                   32,866
                                             2007                   29,857
                                             2008                   23,892

                                             Total    $            170,857

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 5 - ACCRUED EXPENSES

       Accrued expenses as of March 31, 2002 and 2001 are summarized as follows:

                                              2002              2001

           Accrued wages and consulting    $  580,306    $ 340,546
           Payroll taxes                      139,989      156,167
           Accrued interest                    39,977       81,501
           Other                              460,553       27,751

           Total Accrued Expenses          $1,220,825    $ 605,965

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

       On February 9, 2001, the Company entered into an agreement with Citizen Asia Pacific, Ltd. to promote the Company in Asia and other non-US markets. The Company issued 300,000 shares of common stock valued at $675,000 for their consulting fees. On the same date, the Company entered into an agreement with an individual to promote the Company in Europe. The Company has agreed to issue 20,000 shares of common stock valued at $45,000 for the consulting fee. The $45,000 fee has been included in accrued expenses as of March 31, 2001, until the shares are issued.

       On January 12, 2001, the Company issued warrants to its shareholders to purchase 3,714,585 shares of common stock. The exercise price for the warrants is eighty (80%) percent of the market price of the Company's common stock on the day immediately prior to the day that the shareholders elect to exercise the warrants, with a minimum exercise price of $2.00 per share. The shares to be issued pursuant to the exercise of the warrants are not to be issuable until after the effective date of the Company's registration statement originally filed February 9, 2001, which includes the issuance of the underlying shares of common stock. The warrants are valued pursuant to the Black-Scholes pricing model. Pursuant to EITF 98-5 "Convertible Securities with Beneficial Conversion Features", the conversion feature is measured at the commitment date but not recognized until the contingency is resolved. Accordingly, the Company has not recorded any additional expense from the granting of the warrants until the Company's registration statement becomes effective.

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
March 31, 2002 and 2001


NOTE 6 - COMMON STOCK (Continued)

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

       Based on comments received by the SEC, the Company believes the issuance or sale of these securities may have been in violation of the Securities Act of 1933, as amended. Accordingly, the Company may be liable to the offerees. The Company has offered to rescind the prior sales and issuances by offering to repurchase the securities from the offerees as follows:

 1. The Company will pay the shareholders owning the 139,100 shares of common stock, which elect to accept the rescission offer, $2.00 per share, plus an amount equal to the interest thereon, at the appropriate statutory rate from the date of issuance of the securities until the expiration of the rescission offer. As of March 31, 2002, the 139,100 shares of common stock were reissued for funds previously received.

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 6 - COMMON STOCK (Continued)

   2. Since the 3,714,585 warrants mentioned above were issued without payment of cash, or any other consideration, the Company will pay the option holders, which elect to accept the rescission offer, $0.005 per warrant. The Company's aggregate liability for the rescission offer of the warrants is $6,191, although considered unlikely.

   3. The potential liability of this recission offer is approximately $284,391 as of March 31, 2001. This amount has been accrued as "stock deposits" until the Company has determined whether or not they will be required to repay the shareholders. If the shareholders do not accept the recission offer, the Company will issue the corresponding shares and record the original funds received as equity.

       The rescission offer will expire on the later of (1) June 30, 2001 (30 days after the Effective Date of the Registration), or 30 days after the date each offeree received the Prospectus (the "Expiration Date"). The recission offer does not apply to any of the Company's other securities.

       The Company may be liable to certain shareholders for claims of violations of state or federal securities laws related to these recission offers. Other than the $284,391 accrued as mentioned above, no additional liability had been recorded by the Company as of March 31, 2001 since any additional amount of shareholder claim cannot currently be determined or estimated.

       On July 12, 2002, the Company withdrew the offer and does not intend to pursue the sale.

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

       During the year ended March 31, 2001, the Company issued 68,400 shares of common stock upon exercise of stock options at $0.50 per share. The Company also issued 164,658 shares of common stock during the year ended March 31, 2001 for services rendered valued at prices ranging from $2.25 to $5.375 per share.

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001

NOTE 6 - COMMON STOCK (Continued)

     The Company entered into certain Securities Purchase Agreements and convertible debentures with Paragon Venture Capital Fund during the years ended March 31, 2000 and 2001, and issued a total of 6,549,055 shares of common stock at prices ranging from $0.01 to $2.00 per share for total proceeds of $4,070,473. The Company recorded additional interest expense of $514,050 for the year ended March 31, 2000 pursuant to EITF 98-5 as a result of the convertible debentures issued below the market value of the shares on the date the agreements were entered into.

     On April 11, 2001, 20,000 shares of common stock was issued to two employees for bonuses at a price of $2.10 per share or a value of $42,000.

     On May 4, 2001, a shareholder was issued 25,000 shares of common stock at $2.25 per share for payment of a debt of $56,250 owed to the shareholder.

     On June 11, 2001, 100,000 shares of common stock at a price of $2.10 per share was issued to Citizen Asia as part of an ongoing service contract in which the company will issue shares to Citizen Asia from time to time for services rendered not to exceed 300,000 shares.

     On June 28, 2001, an employee holding 1,000,000 options elected to exercise 158,824 options in return for 150,000 shares of common stock exercised at a price of $.10 per share or $15,000.

     On August 3, 2001, 100,000 shares of common stock at a price of $1.75 per share was issued to Citizen Asia as part of an ongoing service contract in which the company will issue shares to Citizen Asia from time to time for services rendered not to exceed 300,000 shares. In a separate transaction Citizen Asia purchased 57,000 shares of common stock at a price of $1.75 for cash of $100,000.

     On August 9, 2001, a warrant shareholder elected to exercise warrants receiving 243 shares of common stock at an exercise price of $1.50 per share or $365.

     On October 5, 2001, a shareholder was issued 600,000 shares of common stock for payment of $152,000 in services rendered to the company. At the time share were issued the market price of the stock was $.06 per share or $36,000. The remaining $116,000 will be shown as forgiven or contributed by the shareholder .

     On March 1, 2002, two shareholders were issued a total of 125,000 shares of common stock at $.12 per share for services rendered. The issuances were issued for 25,000 and 100,000 shares.

     On March 25, 2002, a shareholder was issued 12,500 shares of common stock at a price of $.10 per share for services rendered.


     On March 29, 2002, a shareholder and former officer was issued 142,000 shares of common stock for payment of a $168,985 debt owed from the company. At the time share were issued the market price of the stock was $.09 per share or $12,780. The remaining $156,205 forgiven by the shareholder, will be shown as contributed capital.

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001

NOTE 6 -  COMMON STOCK (Continued)

       On March 29, 2002 a shareholder was issued 100,000 shares of common stock for payment of a $100,000 debt owed from the company. At the time shares were issued the market price of the stock was $.09 per share or $9,000. The remaining $91,000, forgiven by the shareholder, will be shown as contributed capital .

NOTE 7 - STOCK OPTIONS AND WARRANTS

       Stock Options

       A summary of the status of the Company's stock options as of March 31, 2002 and changes during the year ending March 31, 2002 are presented below:

                                                    Weighted     Weighted
                                                     Average     Average
                                                    Exercise     Grant Date
                                         Options       Price     Fair Value

       Outstanding, March 31, 2001         3,380,817  $ 1.11     $0.00
           Granted                         1,050,000    0.04      1.23
           Expired/Canceled               (1,118,158)      -         -
           Exercised                        (158,824)   0.10         -

       Outstanding, March 31, 2002         3,153,835  $ 0.35     $0.53

       Exercisable, March 31, 2002         2,353,835  $ 0.47     $1.77

       The total amount of outstanding stock options at March 31, 2002 is summarized as follows:
               Shares                      Price                 Expiration
                      841,176         $               .10    December 31, 2005
                       30,000         $              1.00    October 6, 2003
                       30,000         $              1.00    December 15, 2003
                       50,000            Note 1(b)           Note 1(a)
                       60,000            Note 1(b)           Note 1(a)
                      500,000         $              1.50    December 31, 2005
                      500,000         $               .10    February 5, 2006
                      250,000         $               .05    Note 1(a)
                      250,000         $               .05    Note 1(a)
                      150,000         $               .05    Note 1(a)
                      150,000         $               .05    Note 1(a)
                      250,000         $              0.00    April 25, 2006
                       92,659         $              1.00    January 1, 2004
                    3,153,835

                   CRYOCON, INC. AND SUBSIDIARY
             (Formerly ISO Block Products USA, Inc.)
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 7 - STOCK OPTIONS AND WARRANTS (Continued)

       Stock Options (Continued)

       Note 1(a): These options expire 180 days following termination of employment with the Company.
       Note 1(b): The exercise price for these options is $1.50 per share for the first vesting and 80% of the average market value for the month of December preceding the additional vesting dates.

       Stock Warrants

       A summary or the status of the Company's stock warrants as of March 31, 2002 and changes during the year ended March 31, 2002 are presented below:

                                                    Weighted     Weighted
                                                     Average     Average
                                                    Exercise     Grant Date
                                         Warrants      Price     Fair Value


       Outstanding, March 31, 2001        5,214,585   $ 0.03     $     .41
           Granted                        3,700,000   $ 0.80     $     .81
           Expired/canceled              (5,214,585)      -              -
           Exercised                              -       -              -

       Outstanding, March 31, 2002        3,700,000   $ 0.80     $    0.81

       Exercisable, March 31, 2002        3,700,000   $ 0.80     $    0.81

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

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001

NOTE 8 - GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to raise additional funds through investors funding until revenues are sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of that company to raise additional funds through investor funding until revenues are sufficient to cover the operating expenses. Until that time, the stockholders have committed to covering the operating costs of the Company.

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

                   CRYOCON, INC. AND SUBSIDIARY
                  (A Development Stage Company)
          Notes to the Consolidated Financial Statements
                     March 31, 2002 and 2001


NOTE 9 - MATERIAL EVENTS

       On March 30, 2001, the Company entered into an agreement with XTool, Inc., a Utah Corporation, to exchange all of the outstanding shares of XTool, Inc. for 250,000 shares of the Company's outstanding stock. The agreement was effective as of April 3, 2001 when the 250,000 shares were distributed equally to the four stockholders of XTool, Inc. XTool, Inc. is a development stage company which has developed tooling to be sold in the petroleum, mining and horizontal drilling industries. These tools are unique in the industry and are cryogenically treated.

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

NOTE 10 - CONTINGENCIES

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

       All the above contingencies have been accrued due to the uncertain outcome.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
Since inception, we have had not had any disagreements with our accountants.

                             PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Each of our directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. No compensation is currently paid to directors for their service on the Board though the non-officer directors are reimbursed for travel and other direct expenses in attending meetings of the Board.

No Committees of the Board of Directors.
We do not currently have standing audit, nominating and compensation committees of our Board of Directors or committees performing similar functions.

Meetings of the Board of Directors.
We had no meetings of our Board of Directors during the Fiscal Year ended March 31, 2002.

Significant Employees.
Other than the employees described under "Employees", none of our employees are expected to make a significant contribution.

Family Relationships.
There are no family relationships among our officers, directors, or persons nominated for such positions.

Legal Proceedings.
None of our officers, directors, or persons nominated for such positions and none of our promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and executive officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they filed. To our knowledge, none of our Officers, Directors of shareholders were delinquent in any necessary filings under Section 16(a).

The following table sets forth the names and ages of our Directors and Officers, the principal offices and positions with us held by such persons. Our executive officers are elected annually by our Board of Directors. Our Directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.

NAME                  AGE                 POSITION                      TERM
J. Brian Morrison     44    Chairman of Board/Chief Executive Officer  3 Years
Sterling Redfern      68    Director                                   None
Dr. Richard Lindstrom 55    Director                                   3 Years
James Cundiff         56    Director/Corporate Secretary               None
Vaughn P. Griggs      59    Chief Financial Officer-Treasurer          None
P. Clay Thomas        52    Director                                   3 Years

J. Brian Morrison has been our Chairman of the Board and Chief Executive Officer since March 2001. From May 1998 to July 2000, Mr. Morrison was the Vice President of Oklahoma and BOSC Securities, a registered securities broker-dealer firm located in Tulsa, Oklahoma. From January 1986 to August 1997, Mr. Morrison was an Investment Banker for Stephens, Inc., an investment banking firm located in Little Rock, Arkansas.

Sterling Redfern has been our Director since March 16, 2001. Apart from serving as our Director, Mr. Redfern has been retired from December 1993 to the present. From June 1960 to December 1993, Mr. Redfern was the President/Chief Executive Officer of Educational Employees Credit Union
(EECU) located in Bridgeton, Missouri. In 1955, Mr. Redfern received a Bachelors of Arts Degree in Mathematics from Arkansas State University, located in Jonesboro, Arkansas.

Dr. Richard Lindstrom has been our Director since April 4, 2001. From February 1999 to present, Dr. Lindstrom has served on the Board of Directors of the American College of Eye Surgeons located in Fort Myers, Florida. From June 1998 to present, Dr. Lindstrom has served as Medical Editor of Refractive Eyecare for Ophthalmologists, a periodical firm located in New York City, New York. From January 1998 to present, Dr. Lindstrom has served as a Medical Director for IR Vision, a medical investment firm located in San Jose, California. From September 1997 to present, Dr. Lindstrom has served as Secretary for International Intro-Occular Implant Club, a medical association located in Wayzata, Minnesota. In June 1971, Dr. Lindstrom received a Bachelor of Arts Degree from the University Of Minnesota College Of Liberal Arts located in Minneapolis, Minnesota. In August 1972, Dr. Lindstrom received a Bachelor of Science and a Doctor of Medicine from University of Minnesota College of Medicine located in Minneapolis, Minnesota.

James Cundiff has been our Corporate Secretary/Director since March 16, 2001. Since June 1995, Mr. Cundiff has been the Vice President of Telequest, Inc., a telecommunications consulting firm located in Show Low, Arizona. In 1971, Mr. Cundiff received a Bachelor of Science Degree in Business Administration from the University of California located in Humbolt, California.

Vaughn P. Griggs has been our Chief Financial Officer since April 2000. From August 1993 to April 2000, Mr. Griggs was a Controller with Precision Tool, Inc., a machining and cutter grinding firm located in Hyrum, Utah. In 1968, Mr. Griggs received a Bachelor of Science Degree in Accounting from Brigham Young University located in Provo, Utah.

P. Clay Thomas has been one of our directors since May 2, 2002. From October, 1986 to the present, Mr. Thomas is President/Owner of Regency Development and
Construction, North Ogden, Utah..   In June 1974, Mr. Thomas received a
Bachelor of Arts degree in Marketing from Utah State University located in Logan, Utah.

Item 10.  EXECUTIVE COMPENSATION

The following table set forth certain summary information concerning the compensation that we have paid to our executive officers or which has been accrued for each of our last three completed fiscal years as of March 31, 2002.
                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
  (a)       (b)       (c)   (d)   (e)    (f)    (g)   (h)  (i)
-----------------------------------------------------------------
J. BRAIN
MORRISON, CEO 2002 150,000 550,000   00   00 2,750,000 00  00 (1)
VAUGHN P.
GRIGGS, CFO   2002  56,000      00   00   00   250,000 00  00 (2)
JAMES CUNDIFF 2002  00,000      00   00   00 1,000,000 00  00 (3)
DR. RICHARD
LINDSTROM     2002  00,000      00   00   00   950,000 00  00 (4)
P. CLAY
THOMAS        2002  00,000      00   00   00 3,000,000 00  00 (5)
STERLING
REDFERN       2002  00,000      00   00   00   250,000 00  00 (6)

(1) J. Brian Morrison was appointed as our Chairman of the Board and Chief Executive Officer on March 16, 2001. Mr. Morrison was previously appointed as a director on December 15, 2000, at which time he received an option for 250,000 shares, only 175,000 of which has vested. On February 5, 2001 Mr. Morrison received a warrant for 500,000 shares which vested immediately.
On March 16, 2001, Mr. Morrison received a verbal consulting contract which included 1,000,000 shares five (5) year warrants. The contract was renewed under the same terms which qualified Mr. Morrison for an additional 1,000,000 shares of five (5) year warrants.
(2) Vaughn P. Griggs was appointed Chief Financial Officer and Treasurer on March 16, 2001. On April 25, 2000, Mr. Griggs, as our employee, received options for 250,000 shares to vest at 50,000 per year.
(3) James Cundiff was appointed Director/Secretary on March 16, 2001 at which time he received warrants to purchase 1,000,000 shares each for five years with a strike price of $.10.
(4) Dr. Richard Lindstrom was appointed to our Board of Directors in April 2001, at which time he received stock options of 250,000 shares which vested at 100,000 shares in April 2001 and 75,000 shares each year thereafter. During January 2001, Dr. Lindstrom loaned us $30,000 which in March, 2002 was converted to a warrant to purchase 700,000 shares available for conversion within the next 5 years.
(5) P. Clay Thomas was appointed to the board of directors in May 2, 2002. Mr. Thomas invested $250,000 in us and received 2.500,000 shares from Mr. Brunson, who is Founder/Director of Intellectual Properties. Additionally, in April, 2002, Mr. Thomas was awarded 500,000 shares of 144A stock for future services.
(6) Sterling Redfern was appointed to the board of directors in March 16, 2001, at which time he received stock options of 250,000 shares which vested at 50,000 in March 2001 and 50,000 shares each year thereafter.

Options/SAR Grants from March 31, 2001 through March 31, 2002

Name and Principle   Number of Securities  Percent of   Exercise  Expiration
Position              Underlying Options   of Total     Or Base      Date
                                           Options      Price
                                           Granted to
                                           Employees(1)

J. Brian Morrison -    500,000 common stock  15.9%       $0.10       2/5/06
Chairman of the        Shares (2)
Board/Chief Executive
Officer
Vaughn Griggs - Chief  250,000 common stock   7.9%       $0.05       1/1/07
Financial Officer/     Shares (3)
Treasurer


(1) This percentage is based upon 3,153,835 total options granted to all of our employees during the period from March 31, 2001 through March 31, 2002.
(2) Mr. Morrison's options become exercisable on June 30, 2002.
(3) Of Mr. Griggs' 250,000 options, 100,000 options become exercisable on June 30, 2002. Of the remaining 150,000 options, 50,000 become exercisable annually on April 24, for the next three years.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth the ownership as of March 31, 2002 by:
     * Each shareholder known by us to own beneficially more than five percent (5%) of our common stock;
     *    Each executive officer;
     *    Each director or nominee to become a director; and
     *    All directors and executive officers as a group.

  The following table sets forth certain information regarding our common stock owned as of March 31, 2001 by (i) each person who is known by us to own beneficially more than five percent (5%) of our common stock; (ii) each of our directors and nominees; (iii) all officers and directors as a group:

  (i)  BENEFICIAL OWNERS OF MORE THAN 5%:

Security Ownership of Certain Beneficial Owners:

Title Of Class   Name and Address     Amount and Nature of   Percent of Class
                 of Beneficial Owner  Beneficial Owner
Common           Chris Bonvini (1)      1,231,326                  5.8%
                 PO Box 793             Indirect
                 Dartford, Kent
                 UK DA27ZY

Common           Orion Medical Profit   1,100,000                  5.2%
                 Sharing (2)            Direct
                 2247 E. Mallory Circle
                 Mesa, AZ 85213

Common           P. Clay Thomas         2,500,000                 11.8%
                 927 East 3350 North    Direct
                 N. Ogden, UT 84414

Common           J. Brian Morrison (3)  2,675,000                 12.7%
                 2250 North 1500 West   Direct
                 Odgen, UT 84404

(1) The 1,231,326 shares are directly owned by Apollo Holdings. The sole beneficial owner of Apollo Holdings is Chris Bonvini, a citizen of Great Britain.
(2) Orion Medical Profit Sharing is a profit sharing plan located in Mesa, Arizona managed by Ron Yetter, a Mesa, Arizona resident.
(3) Mr. Morrison's beneficial ownership of 2,675,000 shares, which may be exercised at any time over the next five years, consists of:
  (a) warrants to purchase 2,500,000 shares of our common stock;
  (b) options to purchase 175,000 shares of our common stock; and Mr. Morrison also holds an option for 75,000 shares which may not be exercised within the next 60 days and is reflected in his beneficial ownership of 2,675,000 shares.

(ii) DIRECTORS AND NOMINEES:

Security Ownership of Management:

Title Of Class   Name and Address     Amount and Nature of   Percent of Class
                 of Beneficial Owner  Beneficial Owner
Common           J. Brian Morrison (1)  2,675,000                12.7%
                 2250 North 1500 West   Direct
                 Odgen, UT 84404

Common           James S. Cundiff (2)   1,000,000                 4.7%
                 2250 North 1500 West   Direct
                 Odgen, UT 84404

Common           Richard Lindstrom (3)    875,000                 4.1%
                 2811 Westwood Road     Direct
                 Wayzata, MN 55391

Common           P. Clay Thomas         2,500,000                11.8%
                 927 East 3350 North    Direct
                 N. Ogden, UT 84414

Common           Sterling Redfern         100,000                  .5%
                 2713 North 41st Street  Direct
                 McAllen, TX 78501

                 All Officers and
                 Directors as a Group   7,150,000               33.8%

(1) Mr. Morrison's beneficial ownership of 2,675,000 shares consists of the following, which may be exercised at any time over the next five years:
  (a) warrants to purchase 2,500,000 shares of our common stock;
  (b) options to purchase 175,000 shares of our common stock; and Mr. Morrison also holds options to purchase 75,000 shares of our common stock which is not reflected in his ownership of 2,675,000 shares since the options may not be exercised within the next 60 days.
(2) Mr. Cundiff holds warrants to purchase 1,000,000 shares of our common stock which may be exercised at any time over the next five years.
(3) Dr. Lindstrom's beneficial ownership of 875,000 shares consists of the following, which may be exercised within the next 60 days:
  (a) warrants to purchase 700,000 shares of our common stock; and
  (b) options to purchase 175,000 shares of our common stock.
Dr. Lindstrom also holds options to purchase 75,000 shares of our common stock that cannot be exercised until April 2003. These shares are not reflected in his beneficial ownership of 875,000 shares of common stock.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

Changes in Control.
We are not currently engaged in any activities or arrangements that we anticipate will result in a change in our control.

Item 12. Certain Relationships and Related

Item 12. Certain Relationships and Related Transactions.
On January 8, 2001, our Director, Dr., Richard Lindstrom, loaned us $30,000. On March 29, 2002, this loan was converted to a warrant of 700,000 shares of our common stock that is exercisable by Dr. Lindstrom within a five year period until March 29, 2007 at $0.00 per share.

On February 5, 2001, our Chief Executive Officer, J. Brian Morrison received a warrant for 500,000 shares of our common stock for future consulting services. These warrants are exercisable at $.10 per share until December 31, 2005.

On March 16, 2001, our Director, Sterling Redfern, received 250,000 shares of our common stock for services as one of our Directors. These shares will vest at 50,000 shares on March 16, 2001 and each year thereafter until March 16, 2006.

On April 11, 2001 we granted options to purchase 250,000 shares of our common stock to Arlene Racker, an employee, for services as our officer. These options are exercisable at $0.05 per share until 180 days after Ms. Racker leaves our employment.

On July 31, 2001, we granted warrants to purchase 1,000,000 shares of our common stock to our Director/Corporate Secretary, James Cundiff, for past investor relations services. These warrants are exercisable at $0.10 per share until July 31, 2006.

On July 31, 2001, we granted warrants to purchase 1,000,000 shares of our common stock to our Chairman of the Board/Chief Executive Officer, J. Brian Morrison, for consulting services. These warrants are exercisable at $0.10 per share until July 31, 2006.

On November 15, 2001 we granted warrants to purchase 1,000,000 shares of our common stock to our Chairman of the Board/Chief Executive Officer, J. Brian Morrison, for consulting services. These warrants are exercisable at $0.10 per share until November 15, 2006.

On January 1, 2002, we granted options to purchase 250,000 shares of our common stock to our Chief Financial Officer/Treasurer, Vaughn P. Griggs, for his services. These options are exercisable at $0.05 per share until 180 days after Mr. Vaughn leaves our employment.

On April 25, 2001, our Director, Dr. Richard Lindstrom, received an option for 250,000 shares of our common stock for services as one of our Directors.
These options are exercisable at $0.00 per share until April 25, 2006.

On May 03, 2002, our Director, P. Clay Thomas, was issued 500,000 shares of our common stock for future services as our Director. Each share was valued at $0.10.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family member of such persons. Also, we have not had any transactions with any promoter.
We are not a subsidiary of any company.

                             PART IV

Item 13.    Exhibits and Reports on Form 8-K

Exhibit
Number                  Description
--------                  -----------

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

4.0 Convertible Debenture Due January 3, 2003 between Cryocon,Inc. and Robert Brunson in the Principal Amount of $50,000.00,incorporated by reference to Exhibit 4.1 to Form S-3 filed February 9, 2001.

10.1 (2) XTool, Inc. Acquisition Contract incorporated by reference to Exhibit 4.11 in Amendment No. 1 to Form SB-2 filed April 17, 2001.

10.2             Agreement between Cryocon, Inc. and Robert W. Brunson

10.3             Lease between Halverson Real Estate and Investments, Inc.
                 Landlord) and Cryocon, Inc. (Tenant)

16.0 Letter on Change in Certifying Account Incorporated by reference to Exhibit 16.0 in Form S-3 filed
                 February 9, 2001.

  (c)   Reports on Form 8-K
  No reports on Form 8-K were filed during Fiscal Year 2002.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CRYOCON, INC.
                                        (Registrant)

Date: August __, 2002                   By:/s/J. Brian Morrison
                                        J. Brian Morrison, Chief
                                        Executive Officer

                            SIGNATURES



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                   Title                             Date
  ---------                   -----                             ----
 /s/J. Brian Morrison    Chief Executive Officer            August __, 2002
---------------------    (Principal Executive Officer),
                         Chairman of the Board

/s/Richard Lindstrom     Director                           August __. 2002
---------------------


/s/James S. Cundiff      Director                           August _., 2002
---------------------


/s/P. Clay Thomas        Director                           August __, 2002
---------------------


/s/Sterling Redfern      Director                           August __, 2002
---------------------


/s/Vaughn P. Griggs      Chief Financial Officer            August__, 2002
---------------------    Treasurer
                         Principal Accounting Officer