Form 10KSB/A
period 2002-03-31
CRYOCON INC
filed 2002-08-14
CIK 837014

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

10.1 (2) XTool, Inc. Acquisition Contract incorporated by reference to Exhibit 4.11 in Amendment No. 1 to Form SB-2 filed April 17, 2001.

10.2             Agreement between Cryocon, Inc. and Robert W. Brunson

10.3             Lease between Halverson Real Estate and Investments, Inc.
                 Landlord) and Cryocon, Inc. (Tenant)

16.0 Letter on Change in Certifying Account Incorporated by reference to Exhibit 16.0 in Form S-3 filed
                 February 9, 2001.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for
                 J. Brian Morrison.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Vaughn P. Griggs.

  (c)   Reports on Form 8-K
  No reports on Form 8-K were filed during Fiscal Year 2002.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CRYOCON, INC.
                                        (Registrant)

Date: August 6, 2002                   By:/s/J. Brian Morrison
                                        J. Brian Morrison, Chief
                                        Executive Officer

                            SIGNATURES



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                   Title                             Date
  ---------                   -----                             ----
 /s/J. Brian Morrison    Chief Executive Officer            August 6, 2002
---------------------    (Principal Executive Officer),
                         Chairman of the Board

/s/Richard Lindstrom     Director                           August 6, 2002
---------------------


/s/James S. Cundiff      Director                           August 6, 2002
---------------------


/s/P. Clay Thomas        Director                           August 6, 2002
---------------------


/s/Sterling Redfern      Director                           August 6, 2002
---------------------


/s/Vaughn P. Griggs      Chief Financial Officer            August 6, 2002
---------------------    Treasurer
                         Principal Accounting Officer