Form 10QSB
period 2002-06-30
CRYOCON INC
filed 2002-09-06
CIK 837014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Quarter Ended June 30, 2002

                             Commission file number:
                                    333-55284

                                  CRYOCON, INC.
        (Exact name of small business issuer as specified in its charter)

          Colorado                                          84-1026503
 State or other jurisdiction of                          I.R.S. Employer
 incorporation or organization                          Identification No.

                              2773 Industrial Drive
                                Ogden, Utah 84401
                     (Address of principal executive office)

                                 (801) 395-2796
                 (Issuer's telephone number including area code)

                            (All Correspondence to:)
                               Brenda Lee Hamilton
                         Hamilton, Lehrer & Dargan P.A.
                          2 East Camino Real, Suite 202
                            Boca Raton, Florida 33432

           Securities registered pursuant to Section 12(g) of the Act:
     Title of each class         Name of each exchange on which registered
        Common Stock                  Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    X  Yes    ___ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The issuer's revenues for its most recent fiscal year were $57,926.

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of June 30, 2002 was approximately $5,909,134.

As of June 30, 2002, there were 21,885,680 shares of our common stock issued and outstanding.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Transactional Small Business Disclosure Format (check one)
                                  Yes __ No  X

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-QSB
                           QUARTER ENDED June 30, 2002

                                     PART I

FINANCIAL STATEMENTS

            Consolidated Statement of Stockholders' Equity (Deficit)....F-4 - F-7
            Consolidated Statement of Cash Flows........................F-8 - F-9
            Notes to Unaudited Financial Statements........................F-10
            Managements Discussion and Analysis and Plan of Operations....4 - 7

                                     PART II
OTHER INFORMATION

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                      -2-

Forward-Looking Statements:

This quarterly report on Form 10-QSB for the period ending June 30, 2002, contains forward-looking statements. Cryocon, Inc. is referred to in this report as "we", "us" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated,"
"estimate," "project," or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in our "Management's
Discussion and Analysis of Financial Condition and Results of Operations".
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

                                      -3-

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 2002 and March 31, 2002

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                                  June 30,          March 31,
                                                                   2002               2002
                                                            ------------------  ------------------
                                                                (Unaudited)
CURRENT ASSETS

   Cash                                                     $          77,685   $            2,914
   Accounts receivable, net                                            39,708              34,850
   Deposits and prepaid expenses                                        5,800              11,703
                                                            ------------------  ------------------

     Total Current Assets                                              123,193              49,467
                                                            ------------------  ------------------

PROPERTY AND EQUIPMENT, NET                                            126,270             135,880
                                                            ------------------  ------------------

OTHER ASSETS

   Patents, trademarks and licenses, net                               216,997             239,467
                                                            ------------------  ------------------

     Total Other Assets                                                216,997             239,467
                                                            ------------------  ------------------

     TOTAL ASSETS                                           $          466,460  $          424,814
                                                            ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                 June 30,            March 31,
                                                                   2002                2002
                                                            -----------------   ------------------
                                                               (Unaudited)

CURRENT LIABILITIES

   Accounts payable                                         $          165,743  $          290,676
   Accrued expenses                                                  1,038,883           1,119,825
   Notes payable, related party                                        491,016             118,000
   Current portion long-term debt                                       47,874              47,874
   Common stock deposits                                               238,000                   -
                                                            ------------------  ------------------

     Total Current Liabilities                                       1,981,516           1,576,375
                                                            ------------------  ------------------

LONG-TERM LIABILITIES

   Notes payable, related party                                              -              50,000
   Long-term debt                                                      144,983             144,983
                                                            ------------------  ------------------

     Total Long-Term Liabilities                                       144,983             194,983
                                                            ------------------  ------------------

     TOTAL LIABILITIES                                               2,126,499           1,771,358
                                                            ------------------  ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized
    of no par value, 21,885,680 and 21,140,680
    shares issued and outstanding, respectively                      9,221,016           8,708,866
   Treasury stock                                                     (140,000)           (140,000)
   Additional paid in capital                                          483,205             483,205
   Deficit accumulated during the development stage                (11,224,260)        (10,398,615)
                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                           (1,660,039)         (1,346,544)
                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                             $          466,460  $          424,814
                                                            ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                             From
                                                                                         Inception on
                                                             For the                      October 20,
                                                        Three Months Ended               1999 Through
                                                             June 30,                       June 30,
                                                     2002                2001                2002
                                              ------------------  ------------------  ------------------

REVENUES                                      $           19,815  $           18,131  $          241,651
                                              ------------------  ------------------  ------------------

EXPENSES

   Cost of sales                                           5,047               6,862              93,028
   Advertising                                                 -              15,877             461,331
   Bad debt expense                                            -                   -             43,875
   Depreciation and amortization                          37,279              81,183             951,272
   Loss on sale and disposal of assets                         -                   -             539,579
   General and administrative                            790,560             692,281           8,585,238
                                              ------------------  ------------------  ------------------

     Total Expenses                                      832,886             796,203          10,674,323
                                              ------------------  ------------------  ------------------

OPERATING LOSS                                          (813,071)           (778,072)        (10,432,672)
                                              ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                                           380                   5               4,956
   Other income                                                -               9,687               5,188
   Interest expense                                      (12,954)            (43,812)           (801,732)
                                              ------------------  ------------------  ------------------

     Total Other Income (Expense)                        (12,574)            (34,120)           (791,588)
                                              ------------------  ------------------  ------------------

NET LOSS                                      $         (825,645) $         (812,192) $      (11,224,260)
                                              ==================  ==================  ==================

BASIC LOSS PER SHARE                          $            (0.04) $            (0.04)
                                              ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                   21,303,995          19,617,364
                                              ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                            Deficit
                                                                                          Accumulated
                                        Common Stock          Additional                  During the
                                  --------------------------   Paid in      Treasury      Development
                                     Shares        Amount      Capital        Stock          Stage
                                  ------------  ------------  ----------  ------------  --------------

Balance forward                     10,980,000  $    557,500  $        -  $          -  $            -

Issuance of common stock for
  cash at $1.00 per share               10,000        10,000           -             -               -

Issuance of common stock for
  cash at $1.00 per share               10,000        10,000           -             -               -

Additional interest recorded on
  convertible debentures                     -       514,050           -             -               -

Net loss from inception on October
  20, 1999 through March 31, 2000            -             -           -             -      (1,583,981)
                                  ------------  ------------  ----------  ------------  --------------

Balance, March 31, 2000             11,000,000     1,091,550           -             -      (1,583,981)

Recapitalization                     1,237,724             -           -             -               -

Warrants issued below market value           -       980,000           -             -               -

Issuance of common stock upon
  exercise of options at
  $0.50 per share                       17,500         8,750           -             -               -

Issuance of common stock for
  services at $5.375 per share          10,000        53,750           -             -               -

Issuance of common stock upon
  exercise of options at
  $0.50 per share                       31,650        15,825           -             -               -

Issuance of common stock for
  convertible debentures at
  $0.01 per share                    2,880,000        28,800           -             -               -

Issuance of common stock for
  convertible debentures at
  $0.50 per share                    1,294,000       647,000           -             -               -

Issuance of common stock for
  convertible debentures at
  $1.00 per share                    1,355,437     1,355,437           -             -               -

Issuance of common stock for
  convertible debentures at
  $2.00 per share                      237,500       475,000           -             -               -
                                  ------------   -----------  ----------  ------------  --------------

Balance Forward                     18,063,811  $  4,656,112  $        -  $          -  $   (1,583,981)
                                  ------------  ------------  ----------  ------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                                            Deficit
                                                                                          Accumulated
                                        Common Stock          Additional                  During the
                                  --------------------------   Paid in      Treasury      Development
                                     Shares        Amount      Capital        Stock          Stage
                                  ------------  ------------  ----------  ------------  --------------

Balance Forward                     18,063,811  $  4,656,112  $        -  $          -  $    (1,583,981)

Stock issuance costs                         -      (390,708)          -             -               -

Issuance of common stock for
  convertible debentures at
  $2.00 per share                      782,118     1,564,236           -             -               -

Issuance of common stock upon
  exercise of options at
  $0.50 per share                       13,250         6,625           -             -               -

Issuance of common stock for
  services at $2.25 per share          300,000       675,000           -             -               -

Options issued below market value            -       268,110           -             -               -

Issuance of common stock upon
  exercise of options at
  $0.50 per share                        6,000         3,000           -             -               -

Purchase of treasury stock at
  $3.063 per share                           -             -           -      (140,000)              -

Contributed capital                          -             -     120,000             -               -

Issuance of common stock for
  services at $3.063 per share           3,658        11,204           -             -               -

Issuance of common stock for
  services at $2.25 per share           51,000       114,750           -             -               -

Issuance of common stock for
  services at $2.50 per share          100,000       250,000           -             -               -

Net loss for the year ended
  March 31, 2001                             -             -           -             -      (6,095,179)
                                  ------------  ------------  ----------  ------------  --------------

Balance, March 31, 2001             19,319,837     7,157,329     120,000      (140,000)     (7,679,160)

Issuance of common stock for
  Xtool at $2.37 per share             250,000       593,750           -             -               -

Issuance of common stock for
  services at $2.10 per share           20,000        42,000           -             -               -

Issuance of common stock for
  debt at $2.25 per share               25,000        56,250           -             -               -
                                  ------------  ------------  ----------  ------------  --------------

Balance Forward                     19,614,837  $  7,850,329  $  120,000  $   (140,000) $   (7,679,160)
                                  ------------  ------------  ----------  ------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                                            Deficit
                                                                                          Accumulated
                                        Common Stock          Additional                  During the
                                  --------------------------   Paid in      Treasury      Development
                                     Shares        Amount      Capital        Stock          Stage
                                  ------------  ------------  ----------  ------------  --------------

Balance Forward                     19,614,837  $  7,850,329  $  120,000  $   (140,000) $   (7,679,160)

Issuance of common stock for
 services at $2.10 per share           100,000       210,000           -             -               -

Issuance of common stock for
 warrants exercised at $0.10
 per share                             150,000        15,000           -             -               -

Issuance of common stock in lieu
 of debt at $2.00 per share            139,100       284,392           -             -               -

Issuance of common stock for
 services at $1.75 per share           100,000       174,750           -             -               -

Issuance of common stock for
 cash at $1.75 per share                57,000       100,000           -             -               -

Issuance of common stock for
 warrants exercised at $1.50
 per share                                 243           365           -             -               -

Issuance of common stock for
 services at $0.06 per share           600,000        36,000           -             -               -

Contributed capital                          -             -     116,000             -               -

Issuance of common stock for
 services at $0.12 per share           125,000        15,000           -             -               -

Issuance of common stock for
 services at $0.10 per share            12,500         1,250           -             -               -

Issuance of common stock for
 debt at $0.09 per share               242,000        21,780           -             -               -

Contributed capital                          -             -     247,205             -               -

Net loss for the year ended
 March 31, 2002                              -             -           -             -      (2,719,455)
                                  ------------  ------------  ----------  ------------  --------------

Balance, March 31, 2002             21,140,680  $  8,708,866  $  483,205  $   (140,000) $  (10,398,615)
                                  ------------  ------------  ----------  ------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                                            Deficit
                                                                                          Accumulated
                                        Common Stock          Additional                  During the
                                  --------------------------   Paid in      Treasury      Development
                                     Shares        Amount      Capital        Stock          Stage
                                  ------------  ------------  ----------  ------------  --------------

Balance Forward                     21,140,680  $  8,708,866  $  483,205  $   (140,000) $  (10,398,615)

Issuance of common stock for
  services at $0.08 per share
  (unaudited)                          500,000        40,000           -             -               -

Issuance of common stock for
  services at $2.57 per share
  (unaudited)                          175,000       451,150           -             -               -

Issuance of common stock for
  services at $0.30 per share
  (unaudited)                           70,000        21,000           -             -               -

Net loss for the three months
  ended June 30, 2002 (unaudited)            -             -           -             -        (825,645)
                                  ------------  ------------  ----------  ------------  --------------

Balance June 30, 2002
  (unaudited)                       21,885,680  $  9,221,016  $  483,205  $   (140,000) $  (11,224,260)
                                  ============  ============  ==========  ============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                From
                                                         For the            Inception on
                                                    Three Months Ended       October 20,
                                                         June 30,           1999 Through
                                                --------------------------    June 30,
                                                    2002          2001          2002
                                                ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $   (825,645) $   (812,192) $(11,224,260)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Amortization and depreciation                       37,279        81,183       951,272
  Options and warrants issued below market
    value                                                  -             -     1,248,110
  Loss on sale and disposal of assets                      -             -       539,579
  Bad debt expense                                         -             -        11,000
  Additional expense recorded on convertible
    debentures                                             -             -       514,050
  Common stock issued for services rendered          512,150       267,000     2,689,354
  (Increase) decrease in:
    Accounts receivable                               (4,858)        4,792       (50,708)
    Deposits and prepaids                              5,903         7,576        (5,799)
    Common stock deposits                            238,000             -       284,391
    Accounts payable and accrued expenses           (211,075)      250,007     1,307,935
                                                ------------  ------------  ------------

  Net Cash Used by Operating Activities             (248,246)     (201,634)   (3,735,076)
                                                ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase or development of intangibles                   -             -      (449,000)
  Equipment purchases                                      -       (11,296)     (421,036)
  Purchase of building                                     -             -    (2,050,000)
                                                ------------  ------------  ------------

  Net Cash Used by Investing Activities                    -       (11,296)   (2,920,036)
                                                ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Capital contribution                                     -             -       483,205
  Issuance of common stock for cash                        -             -       176,200
  Stock offering costs                                     -             -      (390,708)
  Issuance of notes payable                          323,017       217,500     6,981,692
  Payments made on notes payable                           -        (9,350)     (517,592)
                                                ------------  ------------  ------------

  Net Cash Provided by Financing Activities     $    323,017  $    208,150  $  6,732,797
                                                ------------  ------------  ------------

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                 From
                                                          For the            Inception on
                                                    Three Months Ended        October 20,
                                                         June 30,            1999 Through
                                                --------------------------     June 30,
                                                    2002             2001        2002
                                                ------------  ------------   -------------

NET INCREASE (DECREASE) IN CASH                 $     74,771  $     (4,780)  $      77,685

CASH AT BEGINNING OF PERIOD                            2,914         8,980               -
                                                ------------  ------------   -------------

CASH AT END OF PERIOD                           $     77,685  $      4,200   $      77,685
                                                ============  ============   =============

CASH PAID FOR:

   Interest                                     $          -  $         45   $     119,600
   Income taxes                                 $          -  $          -   $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services rendered    $    512,150  $    267,000   $   2,689,354
   Common stock issued in lieu of debt          $          -  $     56,250   $     642,356
   Vehicles purchased under notes payable       $          -  $     35,215   $      65,549
   Common stock issued in conversion of
    convertible debentures                      $          -  $          -   $   4,070,473

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
          information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its
          March 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2 -  GOING CONCERN

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

          To the extent that funds generated from operations does not cover operations, the Company will have to raise additional working capital.
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

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 3 -  SIGNIFICANT EVENTS

          On April 3, 2002, 500,000 shares of the Company's common stock was authorized to be issued to a director for services rendered valued at
          $0.08 per share or $40,000 representing the fair market value of the shares on the date of authorization.

          During the three months ended June 30, 2002, the Company authorized the issuance of 175,000 shares of common stock to the Chairman of the
          Board valued at a total of $451,150 which is the equivalent of $2.57 per share which was the fair market value of the common stock when agreement with the Chairman of the Board was entered into in April
          2001.

          On July 16, 2002, 70,000 shares of the Company's common stock was authorized to be issued to the Company's legal counsel in return for services rendered. The value of the services rendered has been recognized at $21,000 representing $0.30 per share which was the fair market value of the shares at the time the issuance of the shares was authorized.

          The Company also agreed to issue a director 250,000 shares of common stock over a 5-year term. At June 30, 2002, 100,000 shares had been earned for services  rendered, however, the shares have not yet been issued. At the time the agreement was entered into in April 4, 2001, the market value of the common stock was $2.38 per share. Accordingly,
          $238,000 has been recognized as a liability for common stock earned but not yet issued at June 30, 2002.

          In April 2002, the Company agreed to purchase certain tangible and intangible assets of Applied Cryogenics, Inc. in exchange for 60,000 shares of common stock.  At June 30, 2002 assets have been recorded at
          $6,100 along with a corresponding liability based on the fair market value of the Company's common stock on the date of the transaction as the shares have not yet been authorized or issued.

          The Company agreed to issue the new director of research and development 250,000 shares of common stock for services to be performed. As of June 30, 2002, no shares have been earned or services rendered. When shares are earned, the value of the services performed will be recognized at $0.08 per share which was the price per share of common stock when agreement with the new director of research and development was entered into.

NOTE 4 -  SUBSEQUENT EVENTS

          On August 15, 2002, the Company authorized the issuance of 65,000 shares of restricted common stock for services performed.

          On August 15, 2002, options to acquire 125,000 shares of common stock were authorized to be issued to individuals for services performed with an exercise price of $0.10 per share.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 4 -  SUBSEQUENT EVENTS (Continued)

          In August 2002, the Company agreed to issue an individual 190,000 shares of free trading stock for services performed.

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

          From February 16, 2001 to March 1, 2001, the Company approved the sale and issuance of 139,100 restricted shares of common stock to eight individuals, consisting of five current shareholders and three new investors, at a price of $2.00 per share. The Company received
          $278,200 in gross proceeds from the sale of the restricted shares. The
          Company believed that the sale of these shares was exempt from registration under the Securities Act of 1933 (Securities Act)
          pursuant to Section 4(2). The sale of the shares occurred after the
          Company's filing of a registration statement on February 9, 2001. The
          Securities and Exchange Commission (SEC), however, indicated in its comments to the second amendment to the registration statement that the sale of the shares after filing the registration statement may have been made in violation of Section 5 of the Securities Act.

          Based on comments received by the SEC, the Company believes the issuance or sale of these securities may have been in violation of the
          Securities Act. Accordingly, the Company may be liable to the offerees. The Company therefore withheld issuance of the 139,100 shares as of March 31, 2001 and recorded a liability in the amount of
          $284,392 which includes the $278,200 in gross proceeds plus accrued interest.

          During the year ended March 31, 2002, 139,100 shares of restricted common stock were issued in satisfaction of the $284,392 liability. On
          July 15, 2002, the Company withdrew its registration statement which, along with other shares, sought to register the 139,100 shares for purpose of making a rescission offer. As such, the Company is not proceeding with the rescission offer.

          The law firm of Schuering & Kerley, P.C. was responsible for managing the transactions for the five funds developed by Paragon Investments which involved the sale of the Company's common stock sold to the general public. These shares sold between $.10 per share to $2.00 per share. A rescission offer went to all stockholders who had purchased from these funds, because the company felt that federal and state filing requirements may have been violated. They were given 30 days to accept the rescission offer. If they  accepted the offer they would receive their money back. In the event they did not respond to the rescission offer within the 30 days stipulated in the offer, the offer became void.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 5 -  COMMITMENTS AND CONTINGENCIES (Continued)

          Of the hundreds of stockholders to receive the rescission offer, only
          6 responded. They were:

          Stockholder 1           $20,000  10,000 Shares            Fund V
          Stockholder 2           $ 2,000   2,000 Shares            Fund III
          Stockholder 3           $60,000  30,000 Shares            Fund V
          Stockholder 4           $40,000  20,000 Shares            Fund V
          Stockholder 5           $25,000  12,500 Shares            Fund V
          Stockholder 6           $35,000  17,500 Shares            Fund V

          During the next few months the Company worked with these individuals to resolve the rescinded shares. Each one was take care of as follows:

          Shareholders 1, 3, 5, and 6 agreed to receive a loan agreement with the Company for the amount of dollars they had invested which was secured by Company common stock valued at $.50 per share. The notes were for a 6 month duration starting on May 3, 2001. At the time of the Loan Agreement, each individual forwarded their certificates to the Company. These returned shares are currently held as treasury stock. The loan obligations to Shareholders 3, 5, and 6, were satisfied on March 8, 2002 by the issuance of 70,000 shares of the
          Company's free trading common stock contributed by the Company's former CEO. Shareholder 1 received his shares on July 25, 2002.

          Shareholder 2 chose to not revoke the rescission but to send his shares to Schuering & Kerley to wait for resolution at some future date. Until a final determination is made, the Company has accrued a note payable of $2,000.

          Shareholder 4 sent a letter to the Company by fax on May 23, 2001 indicating that he would retain the shares of Company common stock and void his right to rescind and continue his investment.

          Company counsel has indicated that they are not aware of any litigation that has been filed against the Company concerning any of the possible securities violations and rescission offers. The Company feels they have satisfied all the shareholders involved, and will aggressively defend any future claims.

Item 2. Management's Discussion and Analysis.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis covers material changes in our financial condition and results of operations since our year end at March 31, 2001 and for the quarter ended June 30, 2002. The terms "we" or
"our" or "us" are used in this discussion to refer to Cryocon.

Quarter Ended June 30, 2001 and 2002

Statement of Operations

Revenues.  Revenues for the three months ended June 30, 2002 increased 9% to
$19,815 from $18,131 for the same period in 2001. The increase in revenues is attributable primarily to corporate refocusing and restructuring through pricing and market development.

Cost of Revenues.  Cost of revenues consists primarily of materials and supplies.
Cost of revenues decreased 12% to $5,047 for the three months ended June 30,
2002 from $6,862 for the three months ended June 30, 2001, representing 25% and
38% of the total revenues for the three months ended June 30, 2002 and June 30,
2001, respectively. The decrease in cost of revenues is attributable to sales price increase and our more efficient operation.

Gross Profit.  Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the three months ended June 30, 2002 and 2001, respectively, gross profit was
$14,768 and $11,269, which represents a 31% increase. The gross profit as a percentage of revenues decreased to 75% for the three months ended June 30, 2002 from 62% for the three months ended June 30, 2001. The increase of the gross profit as a percentage of revenues is attributable to increase in service sales price and a more efficient operation.

Marketing and Selling Expenses.  Marketing and selling expenses decreased to $0 from $15,877 for the three months ended June 30, 2002 and 2001, respectively.
Marketing and selling expenses as a percentage of revenues were 0% and 88% for the three months ended June 30, 2002 and 2001, respectively.

General and Administrative Expenses.  General and administrative expenses increased to $790,560 for the three months ended June 30, 2002 from $692,281 for the three months ended June 30, 2001. As a percentage of revenues, general and administrative expenses increased to 3990% for the three months ended June 30,
2001 from 3818% for the three months ended June 30, 2001. The increase is mainly attributable to expenses related to professional costs.

Financing Expenses.  Financing expenses, net, decreased to $12,954 for the three months ended June 30, 2002 from $43,812 for the three months ended June 30,
2001.

Income (Loss) Before Taxes.  Loss before taxes for the three months ended June
30, 2002 increased by 1.7% to ($825,645) from ($812,192) for the three months ended June 30, 2001. The increase of the loss before taxes is attributable primarily to the 14% increase in general and administrative expenses. Income before taxes as a percentage of revenues was 4167% for the three months ended
June 30, 2002 and 4480% for the three months ended June 30, 2001.

Taxes on Income.  Taxes on income for the year ended June 30, 2002 amounted to $0 which represents 0% of the income before taxes as compared with $0 for the three months ended June 30, 2001 that represents 0% of the income before taxes.

Net Income.  Net loss for the three months ended June 30, 2002 amounted to
$825,645 and represents 4167% of the revenues, as compared with 4480% of the revenues, for the three months ended June 30, 2001. The increase in the net loss is mainly attributable to the increase in general and administrative costs.

Earning per share.  The earning per share for the three months ended June 30,
2002 was ($0.04) for the basic 21,303,995 weighted average Shares.

Balance Sheet

Current Assets. Current Assets amounted to $123,193 as of June 30, 2002 compared to current  assets of $49,467 as of March 31, 2002,  representing a 149%
increase in current assets. This increase is mainly attributable to increase in cash.

Fixed assets.  Fixed assets after depreciation decreased to $126,270 as of June
30, 2002 as compared with $135,880 as of March 31, 2002. Purchase of equipment during the three months ended June 30, 2002 amounted to $5,600. Depreciation for the three months ended June 30, 2002 amounted to $32,279.

Current Liabilities.  As of June 30, 2002, Current Liabilities increased by
$405,141 to $1,981,516 as compared with $1,576,375 as of March 31, 2002. This increase is attributable to an increase in Notes Payable to a related party and stock deposits and the reduction in Accounts Payable and Accrued Expenses.

Liquidity and Capital Resources

Net cash used by operating activities for the year ended June 30, 2002 was
$248,246.

The cash used by operating activities was primarily attributable to $588,600 from professional fees.

Net financing activities provided $323,017.

Cash at June 30, 2002 amounted to $77,685, an increase of $74,771 since March
31, 2002. Our current assets for June 30, 2002 are lower than our current liabilities by $1,981,516.

Our commitments for capital expenditures as of June 30, 2002 were $0.

We will attempt to finance our operations and fund the commitments for capital expenditures mainly from investors.

We believe that our future cash flow from operations together with our current cash is inadequate to provide for 60 days of operations; therefore, we may need funding traditional bank financing or from a debt of equity offering.

                                  Risk Factors
In addition to the risks set forth above, our business is subject to certain other risk factors, as follows:

Because we have a limited operating history with limited revenues, you will be unable to determine whether we will ever become profitable.
Because we are a development stage company with minimal operations and limited revenues, you will be unable to evaluate our performance or potential profitability.

We have a history of losses and expect losses for the foreseeable future due to increasing costs which may prevent us from ever becoming profitable.
Through June 30, 2002, we have accumulated losses of $(11,224,260). We believe that our costs will increase over the next twelve months and our losses will continue to increase in the foreseeable future. As a result, we may never achieve or sustain profitability.

If we are unable to obtain financing to support our operations and future growth plans, we will have to curtail our operations and our growth plans.
Our auditors have issued a going concern opinion based upon our lack of significant cash or material assets or established sources of revenues sufficient to cover our operating costs. Our future operations involve substantial research and development and marketing costs. If our revenues and existing cash are insufficient to support our operations and/or future plans, we may need traditional bank financing or financing from a debt or equity offering.
If we are unable to obtain financing when needed on favorable terms, we may be forced to curtail our operations and our growth plans.

If we fail to expand our services business to other product areas, we will be unable to expand our revenues or compete effectively against our competitors.
Currently, 72% of our business is concentrated on applying our cryogenic process to gun barrels. If we fail to expand our services business to other product areas, it will be more difficult to expand our revenues or compete effectively against our competitors.

If we fail to devote funds to advertising costs, our business and revenues will not expand.
We currently rely upon individual contact by our Marketing Manager or independent sales representatives to generate sales of our services; however, we have not spent any funds on advertising our services. If we fail to expend any funds towards advertising, we will be unable to expand our business or revenues.

We may be subject to litigation costs and/or judgments which may affect our ability to continue as a going concern.
Certain securities that we sold during 2001 may have been offered and sold in violation of state and/or federal securities laws. Should these securities holders bring lawsuits or obtain judgments against us, we may be required to curtail our operations or obtain financing to meet litigation costs or such judgments. If we cannot obtain financing or the financing is inadequate we may not able to continue as a going concern.

     Cryocon raised $278,200 through private placements, between February 2001 and March 2001. The securities offered in these private placements were not registered with the Securities and Exchange Commission or any state agency, but
Cryocon believes that the securities were issued pursuant to exemptions from registration. If Cryocon failed to comply with the requirements of the exemptions, purchasers may seek damages to rescind their purchase of the securities.

     If all of the of the purchasers successfully seek and obtain judgments for damages, Cryocon would be liable in the aggregate amount of $278,200 plus interest from the date of issuance.

     Under federal law, the purchasers of those securities must file their actions, if any, within one year after the violation upon which the action is based. In some instances, Cryocon may be liable for damages under federal law until May 2002. Under various state securities laws, the statute of limitations, for those purchasers that may seek damages ranges from one to seven years from the date of the violations upon which those actions may be based.

                                     PART II

Item 1.        Legal Proceedings

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

Kreiger Barrels, Inc. and Criterion Barrels, Inc. v. Cryocon, Inc., United States
District Court for the Eastern District of Wisconsin (Case No. 01-C-0771).
Kreiger Barrels, Inc. and Criterion Barrels, Inc. of Germantown, Wisconsin has
filed a civil action against us alleging that our U.S. Patent # 5,865,913 was invalid and, therefore, our letter to discontinue the cryogenic treatment of barrels without paying an appropriate royalty was invalid. Negotiations are currently in process concerning the civil action.

Cryocon, Inc. v. Kreiger Barrels, Inc. and Criterion Barrels, Inc., United
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

Item 2.  Changes in Securities & Use of Proceeds

None

Item 3.  Defaults on Senior Securities

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

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

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

                                                        Dated: September 6, 2002

CRYOCON, INC.

By:
/s/J. Brian Morrison
J. BRIAN MORRISON
Chairman/Chief Executive Officer

By:
/s/Vaughn P. Griggs
VAUGHN P. GRIGGS
Chief Financial Officer/Chief Accounting Officer

