Form 10KSB/A
period 2002-03-31
CRYOCON INC
filed 2003-01-13
CIK 837014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                            (All Correspondence to:)

                               Brenda Lee Hamilton
                         Hamilton, Lehrer & Dargan P.A.
                          2 East Camino Real Suite 202
                            Boca Raton Florida 33432

           Securities registered pursuant to Section 12(g) of the Act:
  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
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

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity (i.e., does not include directors, executive officers or ten percent stockholders identified in
Item 11 hereof) of the issuer as of June 30, 2002 was approximately $1,255,756.

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

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                ON FORM 10-KSB/A
                            YEAR ENDED MARCH 31, 2002

                                     PART I

                                     PART II

Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure...............................19

                                    PART III

Item 10.    Directors, Executive Officers, Promoters and Control Persons;

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

                                     PART I

Forward-Looking Statements:
This annual report on Form 10-KSB/A contains forward-looking statements.
Cryocon, Inc. is referred to in this report as "we", "us" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements".
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in our "Management's Discussion and
Analysis of Financial Condition and Results of Operations". Statements made in this report are as of the date of the filing of this Form 10-KSB/A with the
Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

Item 1. Description of Business
A. Organizational Background and History
We are a development stage company with limited operations and revenues. We provide cryogenic processing of metals and other materials to improve their properties. We were incorporated in the State of Colorado on April 28, 1986 under the name Champion Computer Rentals, Inc. On November 2, 1988, the
Securities and Exchange Commission declared effective an S-18 Registration
Statement, at which time we became a Securities and Exchange Commission
Reporting Company. On December 6, 1988, we began trading on the Over-the-Counter
Bulletin Board. On September 21, 1994 we changed our name to ISO Block Products,
USA, Inc.

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

On April 3, 2001, we acquired Xtool Inc., a Utah corporation. We acquired 100%
of the outstanding common stock of Xtool in exchange for 250,000 newly issued shares of our common stock. At the time of this transaction Xtool had four shareholders who each received 62,500 shares of our common stock for their shares of Xtool. As part of the terms of the acquisition of the Xtool shares from its shareholders, we agreed to spend $250,000 to develop the business of
Xtool. Xtool was in the business of designing, manufacturing and marketing boring and recovery tools for the petroleum exploration, construction and mining industries. We intended to incorporate Xtool into our operations. Because the four principals of Xtool, who were the management of Xtool, did not continue to be employed by us, we did not allocate the necessary financial resources to develop Xtool, including the required $250,000 capital contribution. We do not intend to develop the business of Xtool.

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

o   Drill Bits             o   Slicers                  o   Rifle/Pistol Barrels
o   End Mills              o   Cutters                  o   Sporting Equipment
o   Granulators            o   Gears                    o   Various Plastics
o   Progressive Dies       o   Circular Slicers         o   Welding Electrodes
o   Punch Dies             o   Hobs                     o   Orthopedic Implants
o   Press Dies             o   Bearings                 o   Forging Dies
o   Hammer Mills           o   Patterns                 o   Engine Parts
o   Extruders              o   Shear Blades             o   Motor Parts
o   Circular Saw Blades    o   Band Saw Blades          o   Musical Instruments
o   Brake Rotors           o   Surgical Instruments     o   Softball Bats
o   Brake Drums            o   Mining Equipment

Our cryogenic process is designed to provide the following benefits:
o   Increased abrasive wear resistance
o   A one time permanent treatment creating a denser molecular structure, resulting in a larger contact surface area that reduces friction and wear.
o   Changing the material's entire structure, not just the surface, in order that later refinishing operations or re-grinds do not affect the permanent improvements
o   Through our dry, computer controlled process, reducing or eliminating the risk of thermal shock which would otherwise cause product failure
o   Increasing durability or wear life
o   Relieving residual stress in tool steels

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

Material Agreements:
Purchase Agreement between Robert W. Brunson and Cryocon, Inc.
On November 10, 1999 Robert W. Brunson and 300 Below, Inc. entered into an agreement in which Mr. Brunson purchased all names, rights, licenses, titles and property to the 300 Below's Cryo-Accurizing Division and the Tri-Lax Process.
Mr. Brunson had the option of paying $449,000 in installments or a lump sum payment of $399,000. Under the terms of this agreement, Brunson retained the ability to assign his rights under the agreement to a third party.

On December 10, 1999, we entered into an agreement whereby we purchased all of the assets of the Cryo-Accurizing Division and the Tri-Lax Process from Robert
W. Brunson. As part of the payment for this purchase, we tendered 9,700,000 shares of our common stock to Mr. Brunson, a $50,000 Convertible Promissory
Debenture which becomes due on January 3, 2003, and $70,000 cash. Additionally, we assumed the debt associated with the purchase mentioned above.

Since February 2001, we have been in default to 300 Below on our required payments totaling $40,519.57.

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
o   Further develop the science of our cryogenic process in order to file patents pertaining to the process;
o   Focus sales of our services on product areas in which the cryogenic process has proven effective, such as gun barrels, brakes, rotors, automotive racing, and medical tools and parts; and
o   License dealers to use our cryogenic process to provide our services to the public and thereby create a dealer/licensee base for wider geographic coverage.

We may not have sufficient funds or be able to obtain financing to accomplish these objectives.

Sources and Availability of Raw Materials:
The only raw material that we obtain for use in our cryogenic process is liquid nitrogen. We purchase liquid nitrogen from Praxair Inc., located in Ogden Utah which delivers it to our facilities within 24 hours of our order. In the event liquid nitrogen it is not available from Praxair, it is readily available from other dealers in our immediate geographic area. We do not anticipate any shortage of liquid nitrogen in the future.

Principle Suppliers:
Praxair, Inc. is our supplier of liquid nitrogen.

Dependence on Major Customers
We have no customers that constitute 10% or more of our revenues.

Patents, Trademarks and Licenses:
U.S. Patents held of record by Cryocon, Inc.
------------------ ------------------- --------------------------------
Patent Title          U.S. Patent No.  Status and Remarks
------------------ ------------------- --------------------------------
Cryo-Accurizing*            5,865,913  Approved
------------------ ------------------- --------------------------------
Brake Rotor**       Applied For; File  Pending-Received Pending Status
                                  No.
                       4750-000002/US
                        Serial Number
                           09-844,526
------------------ ------------------- --------------------------------

*Cryo-Accurizing refers to our process that we use on gun barrels to relieve strain by changing the molecular structure of gun barrels.
**Brake Rotor refers to our process that increases the life brake rotors and drums.

U.S. Trademarks held of record by Cryocon
------------------ ------------------- --------------------------------------
                   U.S. Reg. No. or
Mark               App. Serial No.     Status and Remarks
------------------ ------------------- --------------------------------------
Cryocon-Class 40         76-178,539    Applied For; Needs Statement of Use
------------------ ------------------- --------------------------------------
Cryocon-Class 9          76-179,049    Applied For; Needs Statement of Use
------------------ ------------------- --------------------------------------

Regulatory Matters
We are subject to regulations of the Department of the Treasury's Bureau of
Alcohol, Tobacco and Firearms. Under these regulations, we must obtain and maintain a Federal Firearms License, which we have obtained. Other regulations require us to maintain incoming and outgoing computer hardcopy logs regarding:
o   a receiver which is that part of a rifle or pistol that houses a round to be fired;
o   a rifle or pistol; and
o   a barrel of a rifle or pistol.

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
o   Chief Financial Officer that directs our financial operations.
o   Director of Operations that directs our cryogenic services
o   Physical Plant Specialist that assists in our cryogenic services and our research and development activities
o   Intellectual Property/Products Development Specialist - Coordinates
    information with patent and trademark attorneys and assists in the development of our services.

We also have two full time consultants:
o   Chairman of the Board/Chief Executive Officer that directs our overall operations. We have a verbal consulting agreement with our Chairman of the
    Board/Chief Executive Officer in which we pay him a monthly consulting fee of $12,500 plus expenses.
o   Sales Manager that is responsible for the marketing and promotion of our
    Cryogenic services. We have a verbal consulting agreement. In which we pay him a monthly consulting fee of $7,000 per month plus expenses.

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
however, as described below under Item 3, "Legal Proceedings", because this property was foreclosed upon, we no longer own or occupy this facility. As of
November 11, 2001, we have occupied 7,800 square fee of space at Ogden
Industrial Park, 2773 Industrial Drive, Ogden, Utah, 1800 square feet of which is office space and 6,000 of which is our processing area. We have a lease agreement with Halverson Real Estate and Investment, Inc. located in Ogden,
Utah. The term of the lease is 2 years with one 3 year options to renew the lease. Our monthly rent is $3,000.

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

Item 3. Legal Proceedings.
Bourns, Inc. v. Cryocon, Inc. (Case No. MMOJ File No. 3853).
On June 4, 2001, Bourns, Inc. filed a Notice of Default with the Weber County
Recorder, to commence foreclosure on the deed of trust on our, then, administrative and operational facility located at 2250 North 1500 West, in
Ogden, Weber County, Utah. On June 1, 2000, Bourns, Inc. had loaned us
$2,050,000. The promissory note became due on February 28, 2001. The balance due as of the foreclosure action was $1,350,000. On October 30, 2001, the building and property were sold through a Trustee sale by bid to Bourns, Inc. for
$1,100,000. As a result of this sale, a second deed of trust to Amerifirst
Foundation became an unsecured note. The Internal Revenue Service holds a lien against the building from past due taxes equaling $141,602. The Internal Revenue
Service has reviewed our financial status. We understand that the Internal
Revenue Service has placed the account in an "uncollectible" status.

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
Court of Salt Lake County, State of Utah (Case No. 020900526).
On April 9, 2002 Wasatch Mountain Publishing, Inc. received a judgment against us for the collection of advertising for $7,344.43. The debt was settled in full on May 30, 2002 for $5,500, which has been paid.

Kreiger Barrels, Inc. and Crierion Barrels, Inc. v. Cryocon, Inc., United States
District Court for the Eastern District of Wisconsin (Case No. 01-C-0771).
On December 20, 2001, Kreiger Barrels, Inc. and Criterion Barrels, Inc. of
Germantown, Wisconsin has filed a civil action against us alleging that our U.S.
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

In addition to the above described litigation, there is a threat of litigation involving our agreement with 300 Below, Inc., a company located in Decaytur,
Illinois. In accordance with the terms of a November 10, 1999 agreement we have with 300 Below, in return for purchasing the names, rights, licenses, titles and property of 300 Below's Cryo-Accuring Division, we are required to pay $449,000.

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

Item 4. Submission of Matters to a Vote of Security Holders.
On September 21, 2000, we changed our name from ISO Block Products USA, Inc. to
Cryocon, Inc. and our shareholders approved a Board of Directors' resolution to a reverse split each of our issued and outstanding shares of common stock into one fourth (1/4) share of common stock. In conjunction with the reverse split, our shareholders authorized an increase in the total number of shares of common stock to 50,000,000 shares, which we are currently authorized to issue.

Item 5. Restatement of Financial Statements.
Please note that we have restated our consolidated financial statements for the years ended March 31, 2002, 2001 and 2000. This action was taken as the result of a review of the Company's failure to report the beneficial conversion costs on the issuance of convertible debt in the correct period, failure to properly record the acquisition of treasury shares and the satisfaction of related notes payable through contribution of capital, the overbooking of accrued liabilities and under booking of accounts payable and properly classifying transactions dealing with the forfeiture of assets and extinguishment of debt. The corrections to our consolidated financial statements are detailed in Note 12 to our Restated Consolidated Financial Statements at March 31, 2002 & 2001.

These corrections resulted in a increase in Net Loss of $514,051 for Fiscal Year
Ending March 31, 2000, a decrease in Net Loss of $504,984 for Fiscal Year Ending
March 31, 2001, a increase in Net Loss of $41,037 for Fiscal Year Ending March
31, 2002, for a total net increase in Accumulated Deficit at March 31, 2002 of
$50,104. Net Loss per share increased from $(0.12) to $(0.14) per share for the
Fiscal Year Ending March 31, 2002 and decreased from $(0.53) to $(0.49) per share for the Fiscal Year Ending March 31, 2001

                                     PART II

Item 6. Market for Common Equity and Related Stockholder Matters.
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

Options:
As of March 31, 2002, there were outstanding stock options for 3,153,835 shares of common stock; 2,353,835 of these shares are exercisable within the next three years at various rates and various vesting dates.

Warrants:
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

Recent Sales of Unregistered Securities:

On April 11, 2001, we issued 62,500 shares each of our common stock to Paul G.
Anthony, Miles G. Pierson, Doyle Talbot, and Herschel Hill at a price of $2.37 per share in connection with our acquisition of Xtool. These individuals exchanged their Xtool shares, which in the aggregate represented 100% of Xtool's outstanding common stock, in exchange for shares of our common stock. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale to these individuals. We believed that Section 4(2) was available because the sale did not involve a public offering. These individuals had a pre-existing relationship with Jeff Taylor, our president at the time. We did not utilize brokers in the offering and did not pay commissions or any form of compensation to any person for soliciting these shareholders. All shares issued contained a restrictive legend. Each of these individuals represented to us that they were accredited investors, were purchasing the shares for investment purposes and had access to all relevant information pertaining to us.

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

On April 25, 2001, our Director, Dr. Richard Lindstrom, received an option for
250,000 shares of our common stock for services as one of our Directors. These options are exercisable at no additional cost until April 25, 2006. As of the end of 3/31/02 no shares had been issued.

On May 4, 2001, we issued 25,000 shares of our common stock to Hanz Balz in exchange for services rendered to us. The shares were valued at a price of $2.25 per share or an aggregate price of $56,250. We relied upon Section 4(2) of the
Securities Act of 1933 for the offer and sale of the shares to Mr. Balz. We believed that Section 4(2) was available because the sale did not involve a public offering. The shares were issued with a restrictive legend.

On June 11, 2001, we issued 100,000 shares of our common stock to Citizen Asia, a registered securities broker-dealer, in exchange for services rendered to us.
We valued the shares at a price of $2.10 per share or an aggregate price of
$210,000. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale to Citizen Asia. We believed that Section 4(2) was available because the sale did not involve a public offering. The shares were issued with a restrictive legend.

On June 28, 2001, we issued 150,000 shares of our common stock to Todd Moore in exchange for services rendered to us at an exercise price of $0.10 per share or
$15,000. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale of the shares to Mr. Moore. We believed that Section 4(2) was available because the sale did not involve a public offering. Mr. Moore had a pre-existing relationship with our President. Mr. Moore represented to us that he was an accredited investor, was purchasing the shares for investment purposes and had access to all relevant information pertaining to us. The shares were issued with
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
The persons and representatives of the entities that purchased the shares of common stock had a pre-existing relationship with James Cundiff, President of our Advisory Board at the time. The purchasers represented to us that they were accredited investors, were purchasing the shares for investment purposes and had access to all relevant information pertaining to us. The shares were issued with
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
     $10,000.

d.   On February 23, 2001, we sold 23,000 shares of our common stock to
     Frederick Ashby at a price of $2.00 per share or an aggregate price of
     $46,000.

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

On August 3, 2001, we issued 100,000 shares of our common stock to Citizen Asia, a registered securities broker-dealer, in return for consulting services that
Citizen Asis provided to us. We valued the shares at $1.75 per share or an aggregate price of $174,750. We also sold Citizen Asia 57,000 shares for
$100,000 on the same day. We relied upon Section 4(2) of the Securities Act of
1933 for the offer and sale to Citizen Asia. We believed that Section 4(2) was available because the sale did not involve a public offering. The shares were issued with a restrictive legend.

On August 9, 2001, we issued 243 shares of our common stock to Jeff Taylor at a price of $1.50 per share or an aggregate price of $365. We relied upon Section
4(2) of the Securities Act of 1933 for the offer and sale to Mr. Taylor. We believed that Section 4(2) was available because the sale did not involve a public offering. Mr. Taylor had a pre-existing relationship with our President.
Mr. Taylor represented to us that he was an accredited investor, was purchasing the shares for investment purposes and had access to all relevant information pertaining to us. The shares were issued with a restrictive legend.

On October 5, 2001, we issued 600,000 shares of common stock to Frank Speight at
$0.06 per share for past services rendered. Stock was issued through an S-8 filing.

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

On March 1, 2002, we granted 100,000 shares of our common stock to Dr. Dwayne
Marrott for past consulting services for the company. These shares were valued at $0.12 per share.

On March 1, 2002, we granted 25,000 shares of our common stock to Adam Cundiff for past consulting services for the company. These shares were valued at $0.12 per share.

On March 25, 2002, we granted 12,500 shares of our common stock to Robert Secor for past consulting services for the company. These shares were valued at $0.10 per share.

On March 29, 2002, we granted 100,000 shares of our common stock to Robert D.
Wickersheim, for the forgiveness of a $100,000 Note Payable with Cryocon, Inc.
The shares were valued at $0.09 per share. We also recorded a gain on extinguishment of debt of $91,000 related to this transaction.

On March 29, 2002, we granted 142,000 shares of our common stock to Robert W.
Brunson, for the forgiveness of a $180,480 Note Payable and accrued interest with Cryocon, Inc. The shares were valued at $0.09 per share

On March 29, 2002, we granted warrants to purchase 700,000 shares of our common stock to our Director, Dr. Richard Lindstrom, for the forgiveness of a $30,000
Note Payable with Cryocon, Inc. These warrants can be exercised at no additional cost until March 29, 2007.

Item 7. Management's Discussion and Analysis.

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

Please note that we have restated our consolidated financial statements for the years ended March 31, 2002, 2001 and 2000. This action was taken as the result of a review of the Company's failure to report the beneficial conversion costs on the issuance of convertible debt in the correct period, failure to properly record the acquisition of treasury shares and satisfaction of related notes payable through contribution of capital, the overbooking of accrued liabilities and under booking of accounts payable and properly classifying transactions dealing with the forfeiture of assets and extinguishment of debt. The corrections to our consolidated financial statements are detailed in Note 12 to our Restated Consolidated Financial Statements at March 31, 2002 & 2001.

Years ended March 31, 2001 and 2002

Statement of Operations

Revenues. Revenues for the year ended March 31, 2002 decreased 59% to $57,926 from $141,405 for the same period in 2001. The decrease in revenues is attributed mainly to our corporate refocusing and restructuring.

Cost of Revenues. Cost of revenues consists primarily of materials and supplies.
Cost of revenues decreased 59% to $23,198 for the year ended March 31, 2002 from
$57,804 for the year ended March 31, 2001, representing 40% and 41% of the total revenues for the year ended March 31, 2002 and March 31, 2001, respectively. The cost of revenues has remained approximately constant between the two fiscal years because the price of the process increased by approximately 100% during the year.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the year ended March 31, 2002 and 2001, respectively, gross profit was $34,728 and
$83,601, which represents a 58% decrease. The cost of revenues has remained approximately constant between the two fiscal years because the price of the process increased by approximately 100% during the year.

Marketing and Selling Expenses. Marketing and selling expenses decreased to
$10,648 from $397,159 for the year ended March 31, 2002 and 2001, respectively.
Marketing and selling expenses as a percentage of revenues were 18% and 281% for the year ended March 31, 2002 and 2001, respectively. The decrease in FY 2002 marketing and selling expenses can be attributed to our limited revenues.

General and Administrative Expenses. General and administrative expenses decreased to $1,373,914 for the year ended March 31, 2002 from $5,344,796 for the year ended March 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 2,372% for the year ended March 31, 2002 from 3,780% for the year ended March 31, 2001. The decrease is mainly attributable to decreasing our staff from approximately 38 employees to only 5 employees.

Interest Expense. Financing expenses, net, decreased to $120,610 for the year ended March 31, 2002 from $183,979 for the year ended March 31, 2001. The decrease in interest expense was due to the decrease in notes payable because of the foreclosure on the building and satisfaction of the primary trust deed note.

Impairment of Goodwill. During April 2001, Cryocon purchased Xtool, Inc., a
Development Stage Company, to enhance its entrance into the mining, petroleum and construction industries. The purchase was completed through the issuance of
250,000 shares of Cryocon 144A common stock with a market value at the date of issue of $593,750. Xtool represented to Cryocon that it had certain expertise, inventory and drawing of new tooling which would enhance Cryocon's entrance into these markets. Subsequent to the acquisition, the four principals of Xtool left the Company and it was determined that the Goodwill was fully impaired.
Therefore, the Goodwill of $600,673 was written off to impairment expense during the fiscal year ending March 31, 2002.

Loss on Disposal of Assets. During the year ended March 31, 2002, the Company sold office furniture and fixtures with a net book value of $44,329 for cash of
$5,812 and release of debt of $20,182, shop equipment with a net book value of
$219,781 for cash of $10,000 and disposed of a vehicle with a net book value of
$21,460 As a result of the above mentioned transactions, the Company recognized a loss on disposal of assets of $249,576.

Loss on Forfeiture of Assets. During fiscal year 2002, the Company forfeited land and a building acquired through the issuance of a primary and a secondary trust deed note with principle due of $1,350,000 and $100,000, respectively, at foreclosure. The land and building with a net book value of $1,714,498 were then sold in a trust deed sale for $1,100,000. The Company recorded $614,498 as loss on forfeiture of assets, $250,000 and $75,005 to gain on extinguishments of debt for principle and accrued interest, respectively, on the primary trust deed note.

Income (Loss) Before Taxes. Loss before taxes for the year ended March 31, 2002 decreased by 55% to ($2,758,492) from ($6,104,246) for the year ended March 31,
2001. The decrease of the loss before taxes is attributable primarily to the decrease of 74% of general and administrative expenses. Loss before taxes as percentage of revenues was 4,762% for the year ended March 31, 2002 and 4,317%
for the year ended March 31, 2001.

Taxes on Income. Taxes on income for the year ended March 31, 2002 amounted to
$0 which represents 0% of the income before taxes as compared with $0 for the year ended March 31, 2001 that represents 0% of the income before taxes.

Net Income. Net loss for the year ended March 31, 2002 amounted to $(2,758,492)
and represents 4,762% of the revenues, as compared with 4,317% of the revenues for the year ended March 31, 2001. The decrease in the net loss is mainly attributable to the reduction in general and administrative costs.

Loss per share The loss per share for the basic weighted average number of shares outstanding at the years ended March 31, 2002 and March 31, 2001 was
($0.14) and $(0.49), respectively.

Balance Sheet

Current Assets. Current Assets amounted to $49,467 as of March 31, 2002 compared to current assets of $73,841 as of March 31, 2001, representing a 33% decrease in current assets. This decrease is mainly attributable to reduction in prepaid expenses.

Fixed assets. Fixed assets after accumulated depreciation decreased to $135,880 as of March 31, 2002, compared with $2,250,790 as of March 31, 2001. Purchase of equipment during the year ended March 31, 2002 amounted to $5,951 and depreciation for same period amounted to $120,793.

Current Liabilities. As of March 31, 2002, Current Liabilities decreased by
$1,502,420 to $1,674,410, compared with $3,176,830 as of March 31, 2001. This decrease is mainly attributable to reduction in Notes Payable and stock deposits.

Liquidity and Capital Resources - March 31, 2002.

Cash Used by Operating Activities. Net cash used by operating activities was
$227,368. The cash used by operating activities was primarily attributable to
Net Loss from operations of $2,758,492 , increase in accounts receivable of
$4,203, decrease in deposits and prepaids of $22,512, increase in accounts payable & accrued expenses of $705,448 and non-cash charges for amortization and depreciation of $210,594, impairment of goodwill of $600,673, loss on sale of assets of $249,576, loss of forfeiture of assets of $614,498, gain on extinguishment of debt of $416,005, and common stock issued for services rendered of $548,031.

Cash Provided by Investing Activities. Net cash provided by investing activities was $9,937. The primary amount of the cash was provided when the company sold excess computers and office equipment of $15,811 less the amount to purchase shop equipment of $5,951.

Cash Provided by Financing Activities. Net cash provided by financing activities was $211,365 from issuances of notes payable and debentures of $105,400, issuance of common stock for cash of $115,365 off set by payments on notes payable of $9,400.

Cash at March 31, 2002 amounted to $2,914, representing a decrease of $6,066 since March 31, 2001.

Working Capital as of March 31, 2002 was $(1,624,943) and as of March 31, 2001
was $(3,102,989). Working Capital has increased by $1,478,046 primarily because current portion of long term debt has decreased by $1,478,017 when the company reduced a long term debt for building of $1,350,000, converted related party debt to stock of $294,964, converted stock deposits to stock of $284,391 and increased accrued expenses for interest of $564,549.

Our commitments for capital expenditures as of March 31, 2002 were $0.

We shall continue to finance our operations and fund commitments for capital expenditures, if necessary, primarily from investors.

We believe that our future cash flow from operations together with our current cash is inadequate to provide beyond the next 60 days of operations;
accordingly, we may need traditional bank financing or financing from a debt or equity offering.

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

From our inception of October 20, 1999 through March 31, 2002, we have accumulated losses of $10,446,719. We believe that our costs will increase over the next twelve months and our losses will continue to increase in the foreseeable future. As a result, we may never achieve or sustain profitability.

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
Our shares may be substantially diluted due to:
o   Issuance of common stock shares in connection with any future agreements;
o   Issuance of common stock in connection with the exercise of warrants already issued to purchase 3,700,000 shares of our common stock; and
o   Issuance of common stock in connection with the exercise of options already issued to purchase 3,153,835 shares of our common stock.

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
During the period from February 16, 2001 to March 1, 2001, we raised $278,200 through the sale of 139,100 shares of our common stock to eight individuals, five current shareholders and three new investors, at a price of $2.00 per share. We believed that the offer and sale of these securities were exempt from registration under Section 4(2) of the Securities Act of 1933. The shareholders that invested received our periodic reports and were familiar with our operations and financial condition. No public solicitation or general advertising was done in connection with this sale and we did not pay any fees or commissions in connection with the sales. Nonetheless, on April 30, 2001, the
Securities and Exchange Commission ("the Commission") indicated to our Company that the sale of the shares which all occurred during the Commission's ongoing review of our Form SB-2 registration statement may have been in violation of the registration provisions of the federal securities laws, specifically, Securities
Act of 1933 Section 5. During the month of July 2001, the Company filed an amendment to the Form SB-2 Registration Statement to include (subject to the
Commission's review and clearance) the registration of the 139,100 shares along with a proposed Rescission offer to the 8 investors that had invested in those shares. As of March 31, 2002, the 139,100 shares of common stock were issued and outstanding for the funds previously received. However, on July 12, 2002, the
Company affected the withdrawal of the Form SB-2 Registration Statement, which included the proposed Rescission Offer submitted as part of that registration statement.

As part of the rescission offer, the investors were offered, in exchange for their shares, a note payable, bearing interest at 12% per annum, from the
Company and secured by free trading shares equal to twice the number of shares previously held. The securing stock was owned by the former CEO/Founder of the
Company. During the year ended March 31, 2001, four shareholders accepted the above mentioned rescission offer and returned 70,000 shares of previously purchased restricted common stock of the Company valued at $2.00 per share, or a cost of $140,000. During the year ended March 31, 2002, the Company defaulted on the notes payable. As a result, the Company has caused the free trading common shares to be transferred to the note holders. The Company has recorded the stock returned to the Company that is associated with this transaction as treasury stock of $140,000.

Item 8.   Financial Statements

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

                                 C O N T E N T S

                                      F-2

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders of
Cryocon, Inc. and Subsidiaries
(A Development Stage Company)
Ogden, Utah

We have audited the accompanying consolidated balance sheets of Cryocon, Inc.
and Subsidiaries (a development stage company) as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity
(deficit) and cash flows for the years ended March 31, 2002 and 2001 from inception on October 20, 1999 through March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Cryocon, Inc. and Subsidiaries (a development stage company) as of March 31,
2002 and 2001 and the consolidated results of their operations and their cash flows for the years ended March 31, 2002 and 2001 from inception on October 20,
1999 through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 12 to the consolidated financial statements, the March 2002 and 2001 financial statements have been restated for errors in the application of accounting principles.

HJ & Associates, LLC
Salt Lake City, Utah
July 18, 2002 except for Notes 12 and 13 as to which the date is December 9,
2002.

                                      F-3

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                                      March 31,
----------------------------------------------------------------------------
                                              2002                2001
                                       ------------------  -----------------
                                           (Restated)          (Restated)

CURRENT ASSETS

   Cash and cash equivalents           $            2,914  $           8,980
   Accounts receivable, net (Note 1)               34,850             30,647
   Deposits and prepaid expenses                   11,703        34,214
                                       ------------------  -----------------

     Total Current Assets                          49,467             73,841
                                       ------------------  -----------------

PROPERTY AND EQUIPMENT, NET
  (Notes 1 and 2)                                 135,880          2,250,790
                                       ------------------  -----------------

OTHER ASSETS
   Patents, trademarks and licenses,
     net (Note 1)                                 239,467            329,267
   Goodwill, net (Note 11)                              -                  -
                                       ------------------  -----------------

     Total Other Assets                           239,467            329,267
                                       ------------------  -----------------

     TOTAL ASSETS                      $          424,814  $       2,653,898
                                       ==================  =================

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-4

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                      March 31,
----------------------------------------------------------------------------
                                               2002               2001
                                       ------------------  -----------------
                                           (Restated)         (Restated)
CURRENT LIABILITIES

   Accounts payable                    $          293,097  $         341,552
   Accrued expenses (Note 5)                    1,218,439            615,032
   Stock deposits (Note 6)                              -            284,391
   Notes payable, related party
      (Note 3)                                     37,000            331,964
   Current portion long-term debt
      (Note 4)                                    125,874          1,603,891
                                       ------------------  -----------------

     Total Current Liabilities                  1,674,410          3,176,830
                                       ------------------  -----------------

LONG-TERM LIABILITIES

   Notes payable, related party
     (Note 3)                                      50,000                  -
   Long-term debt (Note 4)                        144,983            146,966
                                       ------------------  -----------------

     Total Long-Term Liabilities                  194,983            146,966
                                       ------------------  -----------------

     TOTAL LIABILITIES                          1,869,393          3,323,796
                                       ------------------  -----------------

COMMITMENTS AND CONTINGENCIES
   (Note 10)

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares
      authorized of no par value,
      21,140,680 and 19,319,837 shares
      issued, 21,070,680 and
      19,249,837 shares outstanding,
      respectively                              8,708,866          7,158,329
   Treasury stock, at cost, 70,000
      and 70,000 shares, respectively
      (Note 6)                                   (140,000)          (140,000)
   Additional paid in capital                     433,274                  -
   Deficit accumulated during
      the development stage                   (10,446,719)        (7,688,227)
                                       ------------------  -----------------

     Total Stockholders' Equity (Deficit)      (1,444,579)          (669,898)
                                       ------------------  -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)               $          424,814  $       2,653,898
                                       ==================  =================

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-5

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                                                                 From
                                                                              Inception on
                                                                            October 20,1999
                                              For the Year Ended               Through
                                                  March 31,                    March 31,
                                   --------------------------------------  ------------------
                                           2002                2001               2002
                                   ------------------  ------------------  ------------------
                                       (Restated)          (Restated)          (Restated)

REVENUES                           $           57,926  $          141,405  $          221,836
                                   ------------------  ------------------  ------------------

EXPENSES

   Cost of sales                               23,198              57,804              87,981
   Advertising                                 10,648             397,159             461,331
   Bad debt expense                            32,875              11,000              43,875
   Depreciation and amortization              210,594             228,999             481,892
   Impairment of goodwill                     600,673                   -             600,673
   Loss on disposal of assets                 249,576              27,515             277,091
   Loss on forfeiture of assets               614,498                   -             614,498
   General and administrative               1,373,914           5,344,796           7,682,200
                                   ------------------  ------------------  ------------------

     Total Expenses                         3,115,976           6,067,273          10,249,541
                                   ------------------  ------------------  ------------------

OPERATING LOSS                             (3,058,050)         (5,925,868)        (10,027,705)
                                   ------------------  ------------------  ------------------

OTHER INCOME (EXPENSE)

   Interest income                              1,072               3,504               4,576
   Other income                                 3,091               2,097               5,188
   Interest expense                          (120,610)           (183,979)           (844,783)
                                   ------------------  ------------------  ------------------

     Total Other Income (Expense)            (116,447)           (178,378)           (835,019)
                                   ------------------  ------------------  ------------------

NET LOSS BEFORE EXTRAORDINARY
  ITEM                                     (3,174,497)         (6,104,246)        (10,862,724)
                                   ------------------  ------------------  ------------------

EXTRAORDINARY ITEM

   Gain on extinguishment of debt             416,005                   -             416,005
                                   ------------------  ------------------  ------------------

     Total Extraordinary Items                416,005                   -             416,005
                                   ------------------  ------------------  ------------------

NET LOSS                           $       (2,758,492) $       (6,104,246) $      (10,446,719)
                                   ==================  ==================  ==================

BASIC LOSS PER SHARE

Net loss per share before
   extraordinary item              $            (0.16) $            (0.49)

Extraordinary item                               0.02                   -
                                   ------------------  ------------------

Net loss per share                 $            (0.14) $            (0.49)
                                   ==================  ==================

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                        20,195,210          12,538,082
                                   ==================  ==================

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-6

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                           Deficit
                                                                                         Accumulated
                                                                 Additional               During the
                                              Common Stock        Paid in     Treasury   Development
                                           Shares      Amount     Capital      Stock       Stage
                                       ------------  ----------  ----------  ----------  -----------

Balance at inception on
 October 20, 1999                                 -  $        -  $        -  $        -  $         -

Issuance of common stock to founders
 for services at $0.00 per share              1,000           -           -           -            -

Issuance of common stock to founders
 for services at $.00 per share             524,000           -           -           -            -

Issuance of common stock to founders
 for services and intangible assets at
 $0.00 per share                          9,700,000           -           -           -            -

Issuance of common stock for services
 at $0.75 per share                         100,000      75,000           -           -            -

Issuance of common stock for cash
 at $0.50 per share                          10,000       5,000           -           -            -

Issuance of common stock for services
 at $0.50 per share                           5,000       2,500           -           -            -

Issuance of common stock for cash
 at $0.50 per share                          10,000       5,000           -           -            -

Issuance of common stock for cash
 at $0.50 per share                           4,000       2,000           -           -            -

Issuance of common stock for services
 at $0.50 per share                          16,000       8,000           -           -            -

Issuance of common stock for services
 at $0.75 per share                         100,000      75,000           -           -            -

Issuance of common stock for services
 at $0.75 per share                         500,000     375,000           -           -            -

Issuance of common stock for cash at
 $1.00 per share                             10,000      10,000           -           -            -
                                       ------------  ----------  ----------  ----------  -----------

Balance forward                          10,980,000  $  557,500  $        -  $        -  $         -
                                       ------------  ----------  ----------  ----------  -----------
$  -

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-7

                                          CRYOCON, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                       Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                           Deficit
                                                                                         Accumulated
                                                                 Additional               During the
                                              Common Stock        Paid in     Treasury   Development
                                           Shares      Amount     Capital      Stock       Stage
                                       ------------  ----------  ----------  ----------  -----------

Balance forward                          10,980,000  $  557,500  $        -  $        -  $         -

Issuance of common stock for cash
 at $1.00 per share                          10,000      10,000           -           -            -

Issuance of common stock for cash
 at $1.00 per share                          10,000      10,000           -           -            -

Beneficial conversion feature on
 convertible debentures (restated)                -     514,050           -           -            -

Net loss from inception on October
 20, 1999 through March 31, 2000
 (restated)                                       -           -           -           -   (1,583,981)
                                       ------------  ----------  ----------  ----------  -----------

Balance, March 31, 2000 (restated)       11,000,000   1,091,550           -           -   (1,583,981)

Recapitalization                          1,237,724           -           -           -            -

Warrants issued below market value                -     980,000           -           -            -

Issuance of common stock upon
 exercise of options at $0.50
 per share                                   17,500       8,750           -           -            -

Issuance of common stock for
 services at $5.375 per share                10,000      53,750           -           -            -

Issuance of common stock upon
 exercise of options at $0.50
 per share                                   31,650      15,825           -           -            -

Issuance of common stock for
 convertible debentures at $0.01
 per share                                2,880,000      28,800           -           -            -

Issuance of common stock for
 convertible debentures at $0.50
 per share                                1,294,000     647,000           -           -            -

Issuance of common stock for
 convertible debentures at $1.00
 per share                                1,355,437   1,355,437           -           -            -

Issuance of common stock for
 convertible debentures at $2.00
 per share                                  237,500     475,000           -           -            -
                                       ------------  ----------  ----------  ----------  -----------

Balance Forward                          18,063,811  $4,656,112  $        -  $        -  $(1,583,981)
                                       ------------  ----------  ----------  ----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-8

                                          CRYOCON, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                       Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                                           Deficit
                                                                                         Accumulated
                                                                 Additional               During the
                                              Common Stock        Paid in     Treasury   Development
                                           Shares      Amount     Capital      Stock       Stage
                                       ------------  ----------  ----------  ----------  -----------

Balance Forward                          18,063,811  $4,656,112  $        -  $        -  $(1,583,981)

Stock issuance costs                              -    (390,708)          -           -            -

Issuance of common stock for
 convertible debentures at $2.00
 per share                                  782,118   1,564,236           -           -            -

Issuance of common stock upon
 exercise of options at $0.50
 per share                                   13,250       6,625           -           -            -

Issuance of common stock for
 services at $2.25 per share                300,000     675,000           -           -            -

Options issued below market
 value                                            -     268,110           -           -            -

Issuance of common stock upon
 exercise of options at $0.50
 per share                                    6,000       3,000           -           -            -

Issuance of common stock for
 services at $3.063 per share                 3,658      11,204           -           -            -

Issuance of common stock for
 services at $2.25 per share                 51,000     114,750           -           -            -

Issuance of common stock for
 services at $2.50 per share                100,000     250,000           -           -            -

Purchase of treasury stock at
 $2.00 per share (restated)                       -           -           -    (140,000)           -

Net loss for the year ended
 March 31, 2001 (restated)                        -           -           -           -   (6,104,246)
                                       ------------  ----------  ----------  ----------  -----------

Balance, March 31, 2001
 (restated)                              19,319,837   7,158,329           -    (140,000)  (7,688,227)

Issuance of common stock
 for Xtool at $2.37 per share               250,000     593,750           -           -            -

Issuance of common stock for
 services at $2.10 per share                 20,000      42,000           -           -            -

Issuance of common stock for
 debt at $2.25 per share                     25,000      56,250           -           -            -
                                       ------------  ----------  ----------  ----------  -----------
Balance Forward                          19,614,837  $7,850,329  $        -  $ (140,000) $(7,688,227)
                                       ------------  ----------  ----------  ----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-9

                                          CRYOCON, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                       Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                                           Deficit
                                                                                         Accumulated
                                                                 Additional               During the
                                              Common Stock        Paid in     Treasury   Development
                                           Shares      Amount     Capital      Stock       Stage
                                       ------------  ----------  ----------  ----------  -----------

Balance Forward                          19,614,937  $7,850,329  $        -  $ (140,000) $(7,688,227)

Issuance of common stock for
 services at $2.10 per share                100,000     210,000           -           -            -

Issuance of common stock for
 warrants exercised at $0.10
 per share.                                 150,000      15,000           -           -            -

Issuance of common stock in lieu
 of debt at $2.00 per share                 139,100     284,392           -           -            -

Issuance of common stock for
 services at $1.75 per share                100,000     174,750           -           -            -

Issuance of common stock for
 cash at $1.75 per share                     57,000     100,000           -           -            -

Issuance of common stock for
 warrants exercised at $1.50
 per share                                      243         365           -           -            -

Issuance of common stock for
 services at $0.06 per share                600,000      36,000           -           -            -

Issuance of common stock for
 services at $0.12 per share                125,000      15,000           -           -            -

Issuance of common stock for
 services at $0.10 per share                 12,500       1,250           -           -            -

Issuance of common stock for
 debt at $0.09 per share                    142,000      12,780     167,700           -            -

Issuance of common stock for
 debt at $0.09 per share                    100,000       9,000           -           -            -

Contributed capital (restated)                    -           -     265,574           -            -

Net loss for the year ended
 March 31, 2002 (restated)                        -           -           -           -   (2,758,492)
                                       ------------  ----------  ----------  ----------  -----------

Balance, March 31, 2002 (restated)       21,140,680  $8,708,866  $  433,274  $ (140,000)$(10,446,719)
                                       ============  ==========  ==========  ========== ============

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-10

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                           From Inception on
                                                                                            October 20,1999
                                                             For the Years Ended                Through
                                                                  March 31,                     March 31,
                                                   --------------------------------------  -----------------
                                                           2002               2001                 2002
                                                   ------------------  ------------------  -----------------
                                                        (Restated)         (Restated)           (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                        $       (2,758,492) $       (6,104,246) $     (10,446,719)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Amortization and depreciation                            210,594             228,999            481,892
     Impairment of goodwill                                   600,673                   -            600,673
     Options and warrants issued below market
      value                                                         -           1,248,110          1,248,110
     Loss on disposal of fixed assets                         249,576                   -            249,576
     Loss on sale of assets                                         -              27,515             27,515
     Loss on forfeiture of assets                             614,498                   -            614,498
     Gain on extinguishment of debt                          (416,005)                  -           (416,005)
     Bad debt expense                                               -              11,000             11,000
     Additional expense recorded on convertible
       debentures                                                   -                   -            514,050
     Common stock issued for services rendered                548,031           1,104,704          2,162,673
   Changes in operating asset and liability
    accounts:
     (Increase) in accounts receivable                         (4,203)            (29,036)           (45,850)
     (Increase) Decrease in deposits and prepaids              22,512             (34,215)           (11,703)
     Increase in stock deposits                                     -             284,392            284,392
     Increase in accounts payable and accrued
      expenses                                                705,448             800,559          1,687,594
                                                   ------------------  ------------------  -----------------

       Net Cash Used by Operating Activities                 (227,368)         (2,462,218)        (3,038,304)
                                                   ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Cash acquired from subsidiary                                   77                   -                 77
   Proceeds from sale of assets                                15,811                   -             15,811
   Purchase or development of intangibles                           -                   -           (449,000)
   Equipment purchases                                         (5,951)           (156,919)          (385,821)
   Purchase of building                                             -                   -         (2,050,000)
                                                   ------------------  ------------------  -----------------

       Net Cash Provided (Used) by Investing
       Activities                                               9,937            (156,919)        (2,868,933)
                                                   ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock for cash                          115,365              34,200            191,565
   Stock offering costs                                             -            (390,708)          (390,708)
   Issuance of notes payable and debentures                   105,400           3,415,214          6,626,460
   Payments made on notes payable                              (9,400)           (502,360)          (517,166)
                                                   ------------------  ------------------  -----------------
       Net Cash Provided by Financing Activities   $          211,365  $        2,556,346  $       5,910,151
                                                   ------------------  ------------------  -----------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-11

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                                                                           From Inception on
                                                                                            October 20,1999
                                                                                                Through
                                                                  March 31,                     March 31,
                                                   --------------------------------------  -----------------
                                                           2002               2001                 2002
                                                   ------------------  ------------------  -----------------
                                                        (Restated)         (Restated)           (Restated)

NET INCREASE IN CASH AND CASH
 EQUIVALENTS                                       $           (6,066) $          (62,791) $           2,914
                                                   ------------------  ------------------  -----------------

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                             8,980              71,771                  -
                                                   ------------------  ------------------  -----------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                     $            2,914  $            8,980  $           2,914
                                                   ==================  ==================  =================

CASH PAID FOR:

   Interest                                        $            4,414  $          115,611  $         123,969
   Income taxes                                    $               -   $                -  $               -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services                $          548,031  $        1,104,704  $       2,162,673
   Vehicles purchased under notes payable          $                -  $           65,549  $          65,549
   Common stock issued in conversion of
     convertible debentures                        $                -  $        4,070,473  $       4,070,473
   Common stock issued in extinguishment of
    debt                                           $           21,780  $                -  $          21,780
   Common stock issued for investment in
    Xtool                                          $          593,750  $                -  $         593,750
   Contributions of capital by shareholders        $          433,274  $                -  $         433,274
   Conversion of stock deposits to equity          $          284,391  $                -  $         284,391

The accompanying notes are an integral part of these consolidated financial statements.
                                      F-12

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. General Information

The consolidated financial statements presented are those of Cryocon, Inc.
(Cryocon Colorado) and its wholly-owned subsidiaries, Cryocon, Inc. (Cryocon
Utah) and Xtool, Inc. (Xtool). Collectively they are referred to herein as "the
Company".

Cryocon Colorado was incorporated on April 28, 1986 under the laws of the State of Colorado, under the name Champion Computer Rentals, Inc. Effective September
21, 1994, the name was changed to ISO Block Products USA, Inc. As part of a reorganization with Cryocon Utah, the name was changed to Cryocon, Inc. on
September 21, 2000.

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

Xtool, Inc., a Company acquired in 2002 (see Note 11) was incorporated November
16, 2000 under the laws of the State of Utah to engage in the business of selling tools and services for down-hole oil and horizontal directional drilling operations in the petroleum industry.

b. Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 year-end.

c. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Common stock equivalents, consisting of stock options and warrants, have not been included in the calculation as their effect is antidilutive for the periods presented.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Basic Loss Per Share (Continued)

The Company has excluded 140,000 common stock equivalents from the calculation of basic loss per share for the year ended March 31, 2002 as they are antidilutive in nature.

                                                             For the Years Ended
                                                                  March 31,
                                                   --------------------------------------
                                                          2002                2001
                                                   ------------------  ------------------

 Net loss before extraordinary item (numerator)    $       (3,174,497) $       (6,104,246)
 Weighted average number of shares outstanding
  (denominator)                                            20,195,210          12,538,082
                                                   ------------------  ------------------
 Net loss per share before extraordinary item
  (numerator)                                      $            (0.16) $            (0.49)
                                                   ==================  ==================

 Extraordinary item (numerator)                    $          416,005  $                -
 Weighted average number of shares outstanding
  (denominator)                                            20,195,210          12,538,082
                                                   ------------------  ------------------

 Income per share                                  $             0.02  $                -
                                                   ==================  ==================

 Net loss (numerator)                              $       (2,758,492) $       (6,104,246)
 Weighted average number of shares outstanding
  (denominator)                                            20,195,210          12,538,082
                                                   ------------------  ------------------
 Net loss per share                                $            (0.14) $            (0.49)
                                                   ==================  ==================

d. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax liabilities consist of the following components as of March 31,
2002 and 2001:

                                          2002              2001
                                   ----------------    ---------------

 Deferred tax liabilities          $              -    $             -
                                   ----------------    ---------------
                                   $              -    $             -

 Deferred tax assets:
 Deprecitation                                1,333              4,748
 NOL Carryover                            2,158,201          1,662,658
 Valuation allowance                     (2,159,534)        (1,667,406)
                                   ----------------    ---------------
                                   $              -    $             -

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of pretax income from continuing operations for the years ended March 31, 2002 and 2001 due to the following:

                                              2002               2001
                                       ----------------    ---------------
 Book loss                             $     (1,075,811)   $    (2,380,656)
 Asset disposition                             (109,145)            (1,440)
 Stock for services/option expense              445,295            917,597
 Depreciation                                     7,354               (787)
 State tax expense                                 (100)              (100)
 Impairment of goodwill                         234,262                  -
 Meals and entertainment                          2,503                  -
 Other                                                -             (4,601)
 Valuation allowance                            495,642          1,469,987
                                       ----------------    ---------------
                                       $              -    $             -

At March 31, 2002, the Company had net operating loss carryforwards of approximately $5,310,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the March 31,
2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

f. Principles of Consolidation

The consolidated financial statements include those of Cryocon, Inc. (Cryocon
Colorado) and it's wholly-owned subsidiaries, Cryocon, Inc. (Cryocon Utah) and
Xtool, Inc. All significant intercompany accounts and transactions have been eliminated.

g. Revenue Recognition

Revenue is recognized on an accrual basis when the product is shipped.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Property and Equipment

Property and equipment are stated at cost with depreciation and amortization computed on the straight-line method. Property and equipment are depreciated over the following estimated useful lives:

                                       Years
                                      -------

   Office furniture                     5-10
   Machinery and equipment              5-10
   Building                             39.5
   Vehicles                               5

i. Patents, Trademarks and Licenses
                                                                     Net Book
                                                                      Value
                                Term       Cost      Amortization      2002
                              -------  ----------    ------------   ----------
   Product rights             5 years  $  100,000    $     46,666   $   53,334
   Customer lists, patents
    and trademarks            5 years     349,000         162,867      186,133
                                       ----------    ------------   ----------
                                       $  449,000    $    209,533   $  239,467
                                       ==========    ============   ==========

i. Patents, Trademarks and Licenses (Continued)

Product rights, customer lists, patents and trademarks have been capitalized and amortized over five years using a straight line method. The total amortization of these costs for the years ended March 31, 2002 and 2001 amounted to $89,800 and $89,800, respectively.

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

l. Process Development Costs

The Company classifies the costs of planning, designing and establishing the technological feasibility of its production processes as development costs and charges those costs to expense when incurred. Costs of maintenance and customer support are charged to expense when costs are incurred.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

o. Newly Issued Accounting Pronouncements

SFAS No.'s 141 and 142 -- In June 2001, the Financial Accounting Standards Board
(FASB) adopted Statement of Financial Accounting Standards SFAS No. 141,
"Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible
Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that
SFAS No. 142 is applied in its entirety, which will be April 1, 2002 for the
Company. SFAS No. 142 is effective, generally, in fiscal years beginning after
December 15, 2001, which will be the fiscal year ending March 31, 2003 for the
Company.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e.
those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill.
If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o. Newly Issued Accounting Pronouncements (Continued)

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001.
Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value.
Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the
Company's consolidated financial statements, when it becomes effective, will not be significant.

SFAS No. 144 - On October 3, 2001, the Financial Accounting Standards Board
issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121),
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board
Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects
of Disposal of a Segment of a Business."

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred.

Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o. Newly Issued Accounting Pronouncements (Continued)

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the
Company currently expects that the effect of SFAS No. 144 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

p. Stock Options

The company applies Accounting Principles Board ("APB") 25, "Accounting for
Stock Issued to Employees," and related interpretations in accounting for all stock option plans. Under APB 25, compensation cost is recognized for stock options granted to nonemployees when the option price is less than the market price of the underlying common stock on the date of grant.FASB Statement 123,
"Accounting for Stock-Based Compensation" (ASFAS No. 123"), requires the Company to provide proforma information regarding net income (loss) and net income
(loss) per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes options pricing model using the following assumptions. The U.S. Treasury rate for the period equal to the expected life of the options was used as the risk-free interest rate. The expected life of the options is one to five years. The volatility used was 586.91% based upon the historical price per share of shares sold. There are no expected dividends.

Under the accounting provisions of SFAS 123, the Company's net loss for the years ended March 31, 2002 and 2001 would have changed from the reported net loss as follows:

                                       2002                  2001
                               -------------------   -------------------
  Net loss:
          As reported          $       (2,758,492)   $       (6,104,246)
          Pro forma                    (3,870,992)          (13,275,239)

  Net loss per share:
          As reported          $            (0.14)   $            (0.49)
          Pro forma                         (0.19)                (1.06)

Pursuant to SFAS 123, additional expense of $1,248,110 was recorded during the year ended March 31, 2001 as a result of options and warrants granted below market value to non-employees. As of March 31, 2002 options granted in previous period were either exercised or expired. No warrants or options were issued to non-employees at March 31, 2002.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2002 and 2001 are detailed in the following summary:
                                                                   Net Book      Net Book
                                                  Accumulated        Value         Value
                                      Cost        Depreciation       2002          2001
                                 --------------  --------------   ----------   ------------

 Office furniture and fixtures   $      167,262  $       68,770   $   98,492   $    198,057
 Vehicles                                     -               -            -         24,455
 Machinery and equipment                 57,046          19,658       37,388        277,408
 Building and land                            -               -            -      1,750,870
                                 --------------  --------------   ----------   ------------

                Total            $      224,308  $       88,428   $  135,880   $  2,250,790
                                 ==============  ==============   ==========   ============

Depreciation expense is computed principally on the straight-line method in amounts sufficient to write off the cost of depreciable assets over their estimated useful lives. Depreciation expense for the years ended March 31, 2002 and 2001 amounted to $120,793 and $139,199 respectively.

During the year ended March 31, 2002, the Company sold office furniture and fixtures with a net book value of $44,329 for cash of $5,812 and release of debt of $20,182, shop equipment with a net book value of $219,781 for cash of $10,000 and disposed of a vehicle with a net book value of $21,460. In addition, the
Company forfeited a building and land with a net book value of $1,714,498 back to the lien holder due to the Company's inability to meet its monthly loan payments (see Note 4 and 9). The amount of the loan and accrued interest at the date of forfeiture was $1,350,000 and $75,005, respectively, while the land and building were sold at a trust deed sale for $1,100,000, or a difference of
$614,498. As a result of the above mentioned transactions, the Company recognized a loss on disposal of assets of $249,576 and a loss on forfeiture of assets of $614,498.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 3 - NOTES PAYABLE - RELATED PARTY

Notes payable - related party as of March 31, 2002 and 2001 is detailed in the following summary:
                                                                      March 31,
                                                                 2002           2001
                                                             ------------   ------------
    Note payable to shareholder with an interest rate of
     9.5%; unsecured; is due on demand.                      $      7,000  $           -

    Note payable to a shareholder with an
     interest rate of 8%; secured by stock;
     is due on demand.                                             10,000              -

    Note payable to a shareholder and former CEO with an
     interest rate of 12%; unsecured;  is due on demand.                -        141,964

    Notes payable to shareholders with an interest
     rate of 12%; unsecured; due on demand                         20,000        140,000

    Convertible debenture with a shareholder and former
     CEO, interest at 10%, convertible into 2,002,523
     shares of common stock.                                       50,000         50,000
                                                             ------------   ------------

          Less: current portion                                   (37,000)      (331,964)
                                                             ------------   ------------

          Long-term portion                                  $     50,000   $          -
                                                             ============   ============

Notes payable as of March 31, 2002 and 2001 are detailed in the following summary:
                                                                      March 31,
                                                                 2002           2001
                                                             ------------   ------------
    Note payable to an individual; includes interest at 18%;
     due April 8, 2001, secured by processor.                $          -   $     30,000

    Notes payable to a Company, originally due on February
     28, 2001, includes interest at 12%, unsecured,
     currently in default (see note below).                       100,000        100,000

    Notes payable to an individual, due April 30, 2001, non-
     interest bearing, unsecured.                                       -        100,000

    Note payable to a company, originally due February
     28, 2001, interest at 8.5% through February 28, 2001,
     interest at 15% once in default, interest only payments
     were due monthly through February 28, 2001,
    secured by building (see note below).                               -      1,350,000

    Note payable to an individual, includes interest at 8%,
     payments of $3,117 due monthly, due December 31,
     2006, currently in default, secured by intangible assets.    170,857        170,857
                                                             ------------   ------------

    Less: current portion                                        (125,874)    (1,603,891)
                                                             ------------   ------------

    Long-term portion                                        $    144,983   $    146,966
                                                             ============   ============

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 4 - LONG-TERM DEBT

During the current year, the Company issued 142,000 shares of common stock valued at $0.09 per share for a note payable in the amount of $141, 964 and accrued interest from a shareholder and former CEO. The amount of debt satisfied in excess of the value of the common stock on the date of issuance, or $167,700, was recorded as additional paid in capital.

During the year ended March 31, 2001, four shareholders returned 70,000 shares of previously purchased common stock of the Company as a result of its recission offer, originally issued at $2.00 per share, which have been recorded as treasury stock. In exchange for these shares the holders received notes payable in the amount of $140,000, bearing interest at 12% per annum. During the year ended March 31, 2002, $120,000 of these notes were satisfied through the contribution by a shareholder and former CEO of his personally held free-trading common shares of the Company. The amount of debt satisfied, or $141,264, was recorded as additional paid in capital.

During the current year, a shareholder and former CEO contributed his personally held free-trading common shares of the Company to satisfy two notes payable in the amounts of $30,000 and $86,000 and accrued interest. The amount of debt satisfied, or $124,310, was recorded as additional paid in capital.

During the current year, the Company forfeited land and a building secured by two trust deed notes totaling $1,450,000 back to the primary lien holder as a result of its inability to make monthly payments. The holder of the first trust deed note in the amount of $1,350,000 together with accrued interest of $75,005 sold the land and building for $1,100,000 resulting in a deficiency of $325,005.
The first trust deed note holder failed to make a claim for the deficient amount in a timely manner and, therefore, lost all rights to the deficient amount. The second trust deed note in the amount of $100,000 remains outstanding and is now in default and unsecured (see also Notes 2 and 9).

Maturities of long-term debt are summarized below:

                         Year Ended
                          March 31,               Amount
                       ---------------      ------------------
                            2003            $          125,874
                            2004                        28,021
                            2005                        30,347
                            2006                        32,866
                            2007                        29,857
                            2008                        23,892
                                            ------------------

                           Total            $          270,857
                                            ==================

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 5 - ACCRUED EXPENSES

Accrued expenses as of March 31, 2002 and 2001 are summarized as follows:

                                                  2002              2001
                                          ------------------  ------------------

    Accrued wages and payroll liabilities $          771,727  $          207,178
    Accrued consulting                               321,500             302,800
    Accrued interest                                  54,832              90,568
    Other                                             70,380              14,486
                                          ------------------  ------------------

    Total Accrued Expenses                $        1,218,439  $          615,032
                                          ==================  ==================

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

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 6 - COMMON STOCK (Continued)

On February 16, 2001, the Company entered into a written agreement with
Millennium Capital, granting Millennium the right to purchase up to 1,500,000 shares of the Company's outstanding common shares, at a price that is eighty percent (80%) of the market price of the Company's common stock on the business day immediately prior to the day that Millennium purchases the shares. The written agreement was executed after the filing of the registration statement originally filed on February 9, 2001. The Company believes that the written offer to sale the shares of common stock was exempt from registration under the
Securities Act pursuant to Section 4(2) thereof. The Securities and Exchange
Commission ("the Commission"), however, indicated in its comments to the second amendment to the registration statement that the written offer to sell the shares to Millennium Capital may have been made in violation of section 5. To the Company's knowledge, management of the investor is sophisticated in financial investments and received a variety of financial and other information about the Company in connection with its due diligence. No public solicitation or general advertising was done in connection with the issuance of options. The
Company did not pay any fees or commissions in connection with this sale.

During the period from February 16, 2001 to March 1 2001, the Company raised
$278,200 through sale of 139,100 shares of our common stock at $2.00 per share to eight individuals. At the time that these investments were made, five of these investors were current shareholders and three became new shareholders. At the time of the securities sales, the Company believed that the offer and sale of these securities were exempt from registration under Section 4(2) of the
Securities Act of 1933. The current shareholders received our periodic reports and were familiar with our operations and financial condition. No public solicitation or general advertising was done in connection with this sale and the Company did not pay any fees or commissions in connection with the sales.
Nonetheless, on April 30, 2001, the Securities and Exchange Commission indicated
to our Company that the sale of the shares which all occurred during the
Commission's ongoing review of our Form SB-2 registration statement may have been in violation of the registration provisions of the federal securities laws, specifically, Securities Act of 1933 Section 5. During the month of July 2001, the Company filed an amendment to the Form SB-2 Registration Statement to include (subject to the Commission's review and clearance) the registration of the 139,100 shares along with a proposed Rescission offer to the 8 investors that had invested in those shares. As of March 31, 2002, the 139,100 shares of common stock were issued and outstanding for the funds previously received.
However, on July 12, 2002, the Company affected the withdrawal of the Form SB-2
Registration Statement, which included the proposed Rescission Offer submitted as part of that registration statement.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 6 - COMMON STOCK (Continued)

As part of the rescission offer, the investors were offered, in exchange for their shares, a note payable, bearing interest at 12% per annum, from the
Company and secured by free trading shares equal to twice the number of shares previously held. The securing stock was owned by the former CEO/Founder of the
Company. During the year ended March 31, 2001, four shareholders accepted the above mentioned rescission offer and returned 70,000 shares of previously purchased restricted common stock of the Company valued at $2.00 per share, or a cost of $140,000. During the current year, the Company defaulted on the notes payable. As a result, the Company has caused the free trading common shares to be transferred to the note holders. The Company has recorded the stock returned to the Company that is associated with this transaction as treasury stock of
$140,000 and the contribution of the free trading shares for $120,000 in notes payable and $21,265 in accrued interest as contributed capital.

During the year ended March 31, 2001, the Company issued 68,400 shares of common stock upon exercise of stock options at $0.50 per share. The Company also issued
313,658 shares of common stock during the year ended March 31, 2001 for services rendered valued at prices ranging from $2.25 to $5.375 per share.

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

On April 11, 2001, 20,000 shares of common stock were issued to two employees for bonuses at a price of $2.10 per share or a value of $42,000.

On May 4, 2001, a shareholder was issued 25,000 shares of common stock at $2.25 per share for services rendered.

On June 11, 2001, 100,000 shares of common stock at a price of $2.10 per share was issued to Citizen Asia as part of an ongoing service contract in which the company will issue shares to Citizen Asia from time to time for services rendered not to exceed 300,000 shares.

On June 28, 2001, an employee holding 1,000,000 options elected to exercise
158,824 options in return for 150,000 shares of common stock exercised at a price of $0.10 per share or $15,000.

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

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 6 - COMMON STOCK (Continued)

On October 5, 2001, a shareholder was issued 600,000 shares of common stock at
$0.09 per share for services rendered.

On March 1, 2002, two shareholders were issued a total of 125,000 shares of common stock at $0.12 per share for services rendered. The issuances were issued for 25,000 and 100,000 shares.

On March 25, 2002, a shareholder was issued 12,500 shares of common stock at a price of $0.10 per share for services rendered.

On March 29, 2002, a shareholder and former officer was issued 142,000 shares of common stock for payment of a $168,985 debt owed from the company. At the time share were issued the market price of the stock was $0.09 per share or $12,780.
The remaining $167,000 forgiven by the shareholder was recorded as contributed capital.

On March 29, 2002 the Company issued 100,000 shares of common stock for payment of a $100,000 debt owed from the company. At the time shares were issued the market price of the stock was $0.09 per share or $9,000. The remaining $91,000, forgiven by the shareholder, is recorded as a gain on extinguishment of debt.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Stock Options

A summary of the status of the Company's  stock options as of March 31, 2002 and changes during the year ending March 31, 2002 are presented below:

                                                        Weighted            Weighted
                                                         Average            Average
                                                        Exercise           Grant Date
                                     Options              Price            Fair Value
                               ------------------  ------------------  ------------------

 Outstanding, March 31, 2001            3,380,817  $             1.11  $             0.00
       Granted                          1,050,000                0.04                1.23
       Expired/Canceled                (1,118,158)                  -                   -
       Exercised                         (158,824)               0.10                   -
                               ------------------  ------------------  -------------------

 Outstanding, March 31, 2002            3,153,835  $             0.35  $             0.53
                               ==================  ==================  ==================

 Exercisable, March 31, 2002            2,353,835  $             0.47  $             1.77
                               ==================  ==================  ==================

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 7 - STOCK OPTIONS AND WARRANTS (Continued)

The total amount of outstanding stock options at March 31, 2002 is summarized as follows:

        Shares           Price            Expiration
    --------------  ---------------  -------------------
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
    --------------
     3,153,835
    ==============

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

                                                         Weighted   Weighted
                                                         Average    Average
                                                         Exercise   Grant Date
                                       Warrants          Price      Fair Value
                                 ------------------  -------------  -----------
 Outstanding, March 31, 2001              5,214,585  $        0.03  $       .41
       Granted                            3,700,000  $        0.80  $       .81
       Expired/canceled                  (5,214,585)             -            -
       Exercised                                  -              -            -
                                 ------------------  -------------  -----------

 Outstanding, March 31, 2002              3,700,000  $        0.80  $      0.81
                                 ==================  =============  ===========

 Exercisable, March 31, 2002              3,700,000  $        0.80  $      0.81
                                 ==================  =============  ===========

As discussed in Note 6, the Company issued warrants to its shareholders to purchase 3,714,585 shares of common stock. As of March 31, 2001, the measurement date on the warrants was not established pending the effective date of the registration statement, registering the underlying shares to be issued.
Accordingly, at March 31, 2001, there was no exercise price or weighted average fair value at the grant date. An additional 1,500,000 warrants were granted to a consultant and an employee during the year ended March 31, 2001, exercisable at
$0.10 per share and expire on December 31, 2005.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
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

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 9 - MATERIAL EVENTS (Continued)

During March 2000, the Company entered into a real estate purchase contract for the purchase of land and a building in Ogden, Utah. The contract called for a total purchase price of $2,050,000 with $500,000 put down as an escrow deposit and the remainder of $1,550,000 in the form of a Trust Deed Note at a rate of 8
1/2% interest, with payments of $10,797 per month for three months and a balloon payment of $1,550,000. During the year, the Company forfeited the land and building back to the lien holder due to its failure to make payments (see Note 2 and 4).

On June 4, 2001, the note holder of the $1,350,000 promissory note filed a
Notice of Default with the County Recorder in an effort to commence foreclosure on the trust deed on the Company's current administrative and operational facility. The promissory note was originally due February 28, 2001 (see Notes 2 and 4).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is the defendant in several pending lawsuits. The Company is aggressively defending these actions. However, the final outcome is uncertain.
Whenever it is probable that a loss will result from these lawsuits and the amounts of the losses are reasonably estimable, the Company accrues a related expense. Accordingly, the related expenses for the year ended March 31, 2002 are included in the financial statements as accounts payable and accrued expenses.

The Company has been served with several judgments wherein substantial amounts are claimed. Whenever it is probable that a loss will result from these lawsuits and the amounts of the losses are reasonably estimable, the Company accrues a related expense. Accordingly, the related expenses for the year ended March 31,
2002 are included in the financial statements as accounts payable and accrued expenses.

During January 2002, the Company entered into a 24 month operating lease for office and processing space in Ogden, Utah. The lease calls for monthly payments of $3,000. Lease expense for the year ended March 31, 2002 amounted to $9,000.

At March 31, 2002, the Company is liable under the terms of non-cancelable leases for the following minimum lease commitments:

         June 30,
    ------------------
           2003                         $          36,000
           2004                                    27,000
           2005                                         -
           2006                                         -
           2007                                         -
        Thereafter                                      -
                                        -----------------

    Total Minimum Lease Payments        $          63,000
                                        =================

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 11 - BUSINESS COMBINATION

On April 3, 2001, the Company entered into an agreement to acquire Xtool by exchanging 250,000 shares of its common stock for all of the common stock of
Xtool. The acquisition was accounted for as a purchase in accordance with APB
16, "Business Combinations". The excess of the total acquisition cost of
$593,750, or 250,000 shares of common stock valued at $2.375 per share, plus liabilities assumed of $7,000 over the fair value of the net assets acquired of
$77, or $600,673 has been recognized as an unidentifiable intangible asset, or goodwill. The intent of the acquisition was to obtain a marketable product line which would be enhanced by the Company's cryogenic process. Subsequent to the acquisition, the founders of Xtool left the employ of Cryocon and the Company determined that the assets it expected to receive were either not available or not adequate for further development. As such, the Company evaluated goodwill for impairment, determined it to have $0 value as a result of the Company's inability to derive any future benefit from the assets received and recorded impairment expense of $600,673 for the year ended March 31, 2002. Net Goodwill at March 31, 2002 was $0.

The results of operations of Xtool are included in the consolidated financial statements from the date of acquisition.

NOTE 12 - CORRECTION OF ERRORS

The Company has restated its consolidated financial statements for the years ended March 31, 2002 and 2001. The reasons for this action are detailed below:

1. During fiscal year 2000, the Company issued two convertible debentures. As a result of these issuances being below the market price of the Company's common stock, the Company should have recorded a beneficial conversion in the amount of
$514,050 and interest expense of $514,050 during fiscal year 2000 and not 2001.
As such, in fiscal year 2000, the Company increased interest expense and common stock by $514,050 and reduced interest expense by $514,050 in fiscal year 2001.

2. During fiscal year 2001, the Company offered certain shareholders the option of returning previously purchased shares in exchange for notes payable in the amount of $140,000 bearing interest of 12% per annum. Four of the shareholders accepted and returned shares to the Company in exchange for notes. Subsequently, a former officer of the Company agreed to transfer, out of his personally held free-trading common shares of the Company, to each noteholder, four times the number of shares returned, in satisfaction of the outstanding principal and interest owed by the Company without recourse. As of March 31, 2002, all but one note for $20,000 were alleviated through the issuance of shares. However, the
Company failed to properly record the acquisition of the treasury shares, accrue additional interest and account for the alleviation of the debt. As a result, in fiscal year 2001, the Company has recorded $140,000 in treasury stock and an additional $9,067 in accrued interest and interest expense. In fiscal year 2002, the Company recorded $16,953 in additional accrued interest and interest expense and $141,265 in contributed capital.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 12 - CORRECTION OF ERRORS (Continued)

3. During fiscal year 2002, the Company inadvertently overbooked contingent liabilities by $16,514, which was already included in accounts payable. Also, the Company failed to properly accrue the full amount of liabilities in accounts payable and properly classify commitments and contingencies on the balance sheet. As such, an additional $2,421 was added to accounts payable, $16,514 was removed from other accrued liabilities and $70,000 was reclassified from other accrued expenses to commitments and contingencies.

4. During fiscal year 2002, the Company forfeited land and a building acquired through the issuance of a primary and a secondary trust deed note. The land and building were then sold in a trust deed sale. The Company incorrectly recorded the difference between the net book value of the assets and the combined amounts owed under the trust deed notes as gain on sale of assets and incorrectly removed the second trust deed note not satisfied in the sale. As a result, the second trust deed note for $100,000 and accrued interest of $14,745 were re-established as a liability, which is now in default and unsecured.
Additionally, the Company reclassified $614,498 to loss on forfeiture of assets,
$250,000 to gain on extinguishments of debt for principle and reversed the incorrect write-off of accrued interest expense of $75,005 on the primary trust deed note to gain on extinguishment of debt.

5. During fiscal year 2002, the Company issued 100,000 shares of common stock for payment of a note payable in the amount of $100,000. The value of the shares on the date of issue was $9,000. The Company incorrectly recorded the difference between the amount of the note satisfied and the value of the common stock issued, or $91,000, as contributed capital. As such, the amount booked as contributed capital was reversed and $91,000 was recognized as gain on extinguishment of debt.

6. During fiscal year 2002, the Company acquired 100% of the common stock of
Xtool for 250,000 shares of common stock, the value of which was determined by the market price of the Company's common stock on the date of issue of $2.375, or $593,750. As discussed in Note 11, the acquisition resulted in the recording of $600,673 of goodwill, which was subsequently determined to be fully impaired.
However, the Company incorrectly recorded the impairment as amortization and general and administrative expense. As a result, $600,673 was reclassified to impairment of goodwill to properly reflect the treatment of the goodwill.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 12 - CORRECTION OF ERRORS (Continued)

The impact of these adjustments on the Company's consolidated financial results as originally reported is summarized below:

                                                         March 31, 2002
                                   -----------------------------------------------------------
                                       As Reported         As Adjusted          Difference
                                   ------------------  -----------------   -------------------

  Accounts payable                 $          290,676  $         293,097   $             2,421

  Accrued expenses                          1,220,825          1,218,439                (2,386)

  Notes payable - related party                17,000             37,000                20,000

  Notes payable                                25,874            125,874               100,000

  Additional paid-in capital                  363,205            433,274                70,069

  Treasury stock                                    -           (140,000)             (140,000)

  Accumulated deficit adjustment
    March 31, 2001                                  -                  -                 9,067

  Accumulated deficit                     (10,396,615)       (10,446,719)              (50,104)

  Loss on disposal of assets                  512,064            249,576              (262,488)

  Loss on forfeiture of assets                      -            614,498               614,498

  Depreciation and amortization               642,695            210,594              (432,101)

  Impairment of goodwill                            -            600,673               600,673

  General and administrative                1,484,392          1,373,914              (110,478)

  Interest expense                            (73,672)          (120,610)              (46,938)

  Gain on extinguishment of debt                    -            416,005               416,005

                                                         March 31, 2002
                                   -----------------------------------------------------------
                                       As Reported         As Adjusted          Difference
                                   ------------------  -----------------   -------------------

  Net loss                         $       (2,717,455) $      (2,758,492)  $           (41,037)
                                   ==================  =================   ===================

  Net loss per share before
   Extraordinary item              $                -  $           (0.16)  $             (0.16)

  Extraordinary item               $                -  $            0.02                 $0.02
                                   ------------------  -----------------   -------------------

  Net loss per share               $            (0.12) $           (0.14)  $             (0.02)
                                   ==================  =================   ===================

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 12-       CORRECTION OF ERRORS (Continued)

                                                         March 31, 2001
                                   -----------------------------------------------------------
                                       As Reported         As Adjusted          Difference
                                   ------------------  -----------------   -------------------

  Accrued expenses                 $          605,965  $         615,032   $             9,067

  Notes payable - related party               191,964            331,964               140,000

  Treasury stock                                    -            140,000               140,000

  Accumulated deficit                      (7,679,160)        (7,688,227)               (9,067)

  Interest expense                           (688,962)          (183,978)              504,984

  Net loss                         $       (6,609,229) $      (6,104,245)  $           504,984
                                   ==================  =================   ===================

  Net loss per share               $            (0.53) $           (0.49)  $              0.04
                                   ==================  =================   ===================

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to March 31, 2002, the following transactions occurred:

The Company issued 819,900 shares of its common stock for services valued at
$689,410, or prices from $0.08 to $2.38 per share.

The Company issued 92,000 shares of its common stock for deferred consulting services valued at $9,200, or $0.10 per share.

The Company issued 10,000 shares of its common stock for a domain name valued at
$1,100, or $0.11 per share.

The Company issued 50,000 shares of its common stock for equipment valued at
$5,000, or $0.10 per share.

The Company issued 1,000,000 shares of its common stock in settlement of debt of
$50,000, or $0.05 per share.

The Company recorded an expense of $37,995 for options granted below market value.

The Company granted stock options to consultants to purchase 125,000 and 200,000 shares of the Company's common stock at exercise prices of $0.10 per share, vesting immediately with expiration dates of August 15, 2003 and January 31,
2003, respectively.

The Company granted stock options to shareholders to purchase 100,000 shares of common stock at an exercise price of 50% below the 30-day average closing price on the date of exercise with an expiration date 6 months after the date of the agreement.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                             March 31, 2002 and 2001

NOTE 13 - SUBSEQUENT EVENTS (Continued)

The Company (licensor) entered into a license agreement where the licensee agrees to pay a royalty of 15% of all gross revenues generated from products and services related to the Company's Deep Cryogenic Solutions process technology.
The term of the agreement is 5 years unless licensee gives written notice of termination at least 90 days prior to any extension.

The Company issued 1,000,000 restricted common shares as consideration for the return of 500,000 free-trading common shares of the Company's stock held by a related party.

The Company entered into a loan agreement with a related party for $20,000 to be repaid within 90 days at an interest rate of 8% per annum. The Company put up
275,000 shares of its common stock as collateral for the loan.

The Company issued a promissory note for $8,000 to a related party with interest at 8% per annum. This promissory note is due on demand.

The Company issued a promissory note for $45,000 to a related party with interest at 8% per annum with payment of principal and interest due in one installment on February 15, 2003.

The Company authorized a private placement offering for the issuance of up to
$1,500,000 worth of restricted common shares. The first $500,000 in shares will be sold at prices between $0.05 and $0.10 per share. The balance of the shares will be sold at or near market values. The Company issued 512,000 shares of its common stock on subscription for $51,200, or $0.10 per share with rights attached to purchase additional shares of the Company's common stock equaling one half of the shares purchased under the agreements at an exercise price of one half of the market price for the previous 30 day period. These additional shares must be purchased within six months of the date of the agreement.

Item 9. Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure.

Since inception, we have had not had any disagreements with our accountants.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons;
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

Meetings of the Board of Directors.
No formal meetings of our Board of Directors were held during the Fiscal Year ended March 31, 2002. However, the company operated the activities through information forwarded to board members and received resolutions from the board members to support corporate actions.

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

----------------------- ----- ---------------------------------- ---------
NAME                     AGE        POSITION                     TERM
----------------------- ----- ---------------------------------- ---------
J. Brian Morrison        44   Chairman of Board/Chief
                              Executive Officer                  3 Years
----------------------- ----- ---------------------------------- ---------
Sterling Redfern         68   Director                           None
----------------------- ----- ---------------------------------- ---------
Dr. Richard Lindstrom    55   Director                           3 Years
----------------------- ----- ---------------------------------- ---------
James Cundiff            56   Director/Corporate Secretary       None
----------------------- ----- ---------------------------------- ---------
Vaughn P. Griggs         59   Chief Financial Officer-Treasurer  None
----------------------- ----- ---------------------------------- ---------
P. Clay Thomas           52   Director                           3 Years
----------------------- ----- ---------------------------------- ---------

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

P. Clay Thomas has been one of our directors since May 2, 2002. From October,
1986 to the present, Mr. Thomas is President/Owner of Regency Development and
Construction, North Ogden, Utah. In June 1974, Mr. Thomas received a Bachelor of Arts degree in Marketing from Utah State University located in Logan, Utah.

Item 11.  EXECUTIVE COMPENSATION

The following table set forth certain summary information concerning the compensation that we have paid to our executive officers or which has been accrued for each of our last three completed fiscal years as of March 31, 2002.

                           SUMMARY COMPENSATION TABLE
                                                                      Long Term Compensation
                                                                ---------------------------------
                              Annual Compensation                        Awards           Payouts
                        --------------------------------------  ------------------------  -------
                                                     Other      Restricted   Securities    LTIP     All Other
      Name and                                       Annual       Stock      underlying   payouts  Compensation
 Principal Position      Year   Salary    Bonus   Compensation    award(s)  options/SARs    ($)        ($)
         (a)             (b)     (c)       (d)         (e)         (f)          (g)         (h)        (i)
----------------------  -----  --------  -------  ------------  ----------  ------------  -------  ------------
J. BRIAN MORRISON, CEO   2002   150,000  550,000       00          00         2,750,000     00         00 (1)
VAUGHN P. GRIGGS, CFO    2002    56,000     00         00          00           250,000     00         00 (2)
JAMES CUNDIFF            2002    00,000     00         00          00         1,000,000     00         00 (3)
DR. RICHARD LINDSTROM    2002    00,000     00         00          00           950,000     00         00 (4)
P. CLAY THOMAS           2002    00,000     00         00          00         3,000,000     00         00 (5)
STERLING REDFERN         2002    00,000     00         00          00           250,000     00         00 (6)

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

Options/SAR Grants from March 31, 2001 through March 31, 2002
------------------------------------- ---------------------- -------------- --------- ------------
Name and Principle Position           Number of Securities   Percent of     Exercise  Expiration
                                      Underlying Options     Total          or Base   Date
                                                             Options        Price
                                                             Granted to
                                                             Employees(1)
------------------------------------- ---------------------- -------------- --------- ------------
J. Brian Morrison - Chairman of the   500,000 common stock    15.9%         $0.10         2/5/06
Board/Chief Executive Officer         shares (2)
------------------------------------- ---------------------- -------------- --------- ------------
Vaughn Griggs - Chief Financial       250,000 common stock     7.9%         $0.05         1/1/07
Officer/Treasurer                     shares (3)
------------------------------------- ---------------------- -------------- --------- ------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

The following tables set forth the ownership as of March 31, 2002 by:
o   Each shareholder known by us to own beneficially more than five percent
    (5%) of our common stock;
o   Each executive officer;
o   Each director or nominee to become a director; and
o   All directors and executive officers as a group.

     The following table sets forth certain information regarding our common stock owned as of March 31, 2001 by (i) each person who is known by us to own beneficially more than five percent (5%) of our common stock; (ii) each of our directors and nominees; (iii) all officers and directors as a group:

(i)      BENEFICIAL OWNERS OF MORE THAN 5%:

Security Ownership of Certain Beneficial Owners:
--------------- -------------------------- ---------------------- -----------
Title Of Class  Name and Address of        Amount and Nature of   Percent of
                Beneficial Owner           Beneficial Owner       Class
--------------- -------------------------- ---------------------- -----------
Common          Chris Bonvini (1)          1,231,326              5.8%
                PO Box 793                 Indirect
                Dartford, Kent UK DA27ZY
--------------- -------------------------- ---------------------- -----------
Common          Orion Medical Profit       1,100,000              5.2%
                Sharing (2)                Direct
                2247 E. Mallory Circle
                Mesa, AZ 85213
--------------- -------------------------- ---------------------- -----------
Common          P. Clay Thomas             2,500,000              11.8%
                927 East 3350 North        Direct
                N. Ogden, UT 84414
--------------- -------------------------- ---------------------- -----------
Common          J. Brian Morrison (3)      2,675,000              12.7%
                2250 North 1500 West       Direct
                Odgen, UT 84404
--------------- -------------------------- ---------------------- -----------
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

(ii) DIRECTORS AND NOMINEES:

Security Ownership of Management:
---------------- ---------------------------- ---------------------- -----------
Title Of Class   Name and Address             Amount and Nature of   Percent of
                                              Ownership              Class
---------------- ---------------------------- ---------------------- -----------
Common           J. Brian Morrison (1)        2,675,000               12.7%
                 2250 North 1500 West         Direct
                 Odgen, UT 84404
---------------- ---------------------------- ---------------------- -----------
Common           James S. Cundiff (2)         1,000,000                4.7%
                 2250 North 1500 West         Direct
                 Odgen, UT 84404
---------------- ---------------------------- ---------------------- -----------
Common           Richard Lindstrom (3)          875,000                4.1%
                 2811 Westwood Road           Direct
                 Wayzata, MN 55391
---------------- ---------------------------- ---------------------- -----------
Common           P. Clay Thomas               2,500,000               11.8%
                 927 East 3350 North          Direct
                 N. Ogden, UT 84414
---------------- ---------------------------- ---------------------- -----------
Common           Sterling Redfern               100,000                 .5%
                 2713 North 41st Street       Direct
                 McAllen, TX  78501
---------------- ---------------------------- ---------------------- -----------
                 All Officers and Directors   7,150,000               33.8%
                 as a Group
---------------- ---------------------------- ---------------------- -----------
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

Item 13. Certain Relationships and Related Transactions

On December 16, 2000, our Director, Sterling Redfern, received an option for
250,000 shares of our common stock for services as one of our Directors. These shares will vest at 100,000 shares on January 5, 2001, 75,000 shares on January
5, 2002 and 75,000 shares on January 5, 2003. As of the end of 3/31/02 no shares had been issued.

On January 8, 2001, our Director, Dr., Richard Lindstrom, loaned us $30,000. On
March 29, 2002, this loan was converted to a warrant of 700,000 shares of our common stock that is exercisable by Dr. Lindstrom within a five year period until March 29, 2007 at no additional cost.

On February 5, 2001, our Chief Executive Officer, J. Brian Morrison received a warrant for 500,000 shares of our common stock for future consulting services.
These warrants are exercisable at $.10 per share until December 31, 2005.

On March 16, 2001, our Director, Sterling Redfern, received an option for
250,000 shares of our common stock for services as one of our Directors. These shares will vest at 50,000 shares on March 16, 2001 and each year thereafter until March 16, 2006. As of the end of 3/31/02 no shares had been issued.

On April 11, 2001 we granted options to purchase 250,000 shares of our common stock to Arlene Racker, an employee, for services as our officer. These options are exercisable at $0.05 per share until 180 days after Ms. Racker leaves our employment.

On April 25, 2001, our Director, Dr. Richard Lindstrom, received an option for
250,000 shares of our common stock for services as one of our Directors. These options are exercisable at no additional cost until April 25, 2006. As of the end of 3/31/02 no shares had been issued.

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

On May 3, 2002, our Director, P. Clay Thomas, was issued 500,000 shares of our common stock for future services as our Director. Each share was valued at
$0.10.

Other than the above transactions, we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family member of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

                                     PART IV

Item 14. Exhibits and Reports on Form 8-K

                                   EXHIBITS*

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

(*Filed herewith)

         (c)   Reports on Form 8-K
         No reports on Form 8-K were filed during Fiscal Year 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CRYOCON, INC.
                                  (Registrant)

Date: January 9, 2003      By: /s/J. Brian Morrison
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

  Signature                   Title                                Date
  ---------                   -----                                ----
/s/ J. Brian Morrison   Chief Executive Officer              January 9, 2003
----------------------  (Principal Executive Officer),
                        Chairman of the Board

/s/ Richard Lindstrom   Director                             January 9, 2003
----------------------

/s/ James S. Cundiff    Director                             January 9, 2003
----------------------

/s/ P. Clay Thomas      Director                             January 9, 2003
----------------------

/s/ Sterling Redfern    Director                             January 9, 2003
----------------------

/s/ Vaughn P. Griggs    Chief Financial Officer              January 9, 2003
----------------------  Treasurer
                        Principal Accounting Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, J. Brian Morrison, certify that:

1.   I have reviewed this amended annual report on Form 10-KSB/A of Cryocon,
Inc.;

2.   Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of
Cryocon, Inc. as of, and for, the periods presented in this amended annual report.

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for Cryocon, Inc.
and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Cryocon, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of Cryocon, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   I have disclosed, based on my most recent evaluation, to Cryocon, Inc.'s auditors and the audit committee of Cryocon, Inc., Inc.'s board of directors
(or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cryocon, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cryocon, Inc.'s internal controls; and

6.    I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 9, 2003
/s/J. Brian Morrison
J. Brian Morrison
Chief Executive Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Vaughn P. Griggs, certify that:

1.   I have reviewed this amended annual report on Form 10-KSB/A of Cryocon,
Inc.;

2.   Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of
Cryocon, Inc. as of, and for, the periods presented in this amended annual report.

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for Cryocon, Inc.
and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Cryocon, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of Cryocon, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   I have disclosed, based on my most recent evaluation, to Cryocon, Inc.'s auditors and the audit committee of Cryocon, Inc., Inc.'s board of directors
(or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Cryocon, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Cryocon, Inc.'s internal controls; and

6.    I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 9, 2003
/s/Vaughn P. Griggs
Vaughn P. Griggs
Chief Financial Officer and Principal Accounting Officer

