Form 10QSB/A
period 2002-06-30
CRYOCON INC
filed 2003-05-22
CIK 837014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
  Title of each class                 Name of each exchange on which registered
     Common Stock                                 OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X]  Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of June 30, 2002, there were 21,885,680 shares of our common stock issued and outstanding, which includes 70,000 shares held by us as Treasury Shares.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Transitional Small Business Disclosure Format (check one) Yes [ ]    No [X]

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                ON FORM 10-QSB/A
                           QUARTER ENDED June 30, 2002

                                     PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets..................................F-2 - F-3
         Consolidated Statement of Operations............................F-4
         Consolidated Statements of Stockholders' Equity (Deficit)....F-5 - F-9
         Consolidated Statement of Cash Flows........................F-10 - F-11
         Notes to Unaudited Consolidated Financial Statements........F-12 - F-19

Item 2.  Managements Discussion and Analysis and Plan of Operations.......4
Item 3.  Controls and Procedures..........................................6

                                     PART II
OTHER INFORMATION

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements:

This quarterly report on Form 10-QSB/A for the period ending June 30, 2002, contains forward-looking statements. Cryocon, Inc. is referred to in this report as "we", "us" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated,"
"estimate," "project," or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in our "Management's
Discussion and Analysis of Financial Condition and Results of Operations".
Statements made in this report are as of the date of the filing of this Form
10-QSB/A with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

Item 1. Financial Statements

The accompanying unaudited restated consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, an stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited restated consolidated balance sheet as of June 30, 2002 and our audited restated consolidated balance sheet as of March 31, 2002 and the related unaudited restated consolidated statements of operations and cash flows for the three month periods ended June 30, 2002 and 2001 and from inception from October
20, 1999 through June 30, 2002, are attached hereto and incorporated herein by this reference.

                         CRYOCON, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                   RESTATED CONSOLIDATED FINANCIAL STATEMENTS

                        June 30, 2002 and March 31, 2002

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                      June 30       March 31,
                                                        2002          2002
                                                  --------------  -------------
                                                     (Restated)     (Restated)
                                                     (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                      $       77,685  $       2,914
   Accounts receivable, net                               14,533         34,850
   Deposits, prepaids and other current assets            33,682         11,703
                                                  --------------  -------------

     Total Current Assets                                125,900         49,467
                                                  --------------  -------------

PROPERTY AND EQUIPMENT, NET                              124,401        135,880
                                                  --------------  -------------

OTHER ASSETS

   Patents, trademarks and licenses, net                 216,997        239,467
                                                  --------------  -------------
     Total Other Assets                                  216,997        239,467
                                                  --------------  -------------

     TOTAL ASSETS                                 $      467,298  $     424,814
                                                  ==============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                     June 30,       March 31,
                                                       2002            2002
                                                  --------------  --------------
                                                    (Restated)     (Restated)
                                                    (Unaudited)

CURRENT LIABILITIES

   Accounts payable                               $      263,991  $      293,097
   Accrued expenses                                    1,206,152       1,218,439
   Notes payable, related party                          906,628          37,000
   Current portion long-term debt                        125,873         125,874
                                                  --------------  --------------
     Total Current Liabilities                         2,502,644       1,674,410
                                                  --------------  --------------
LONG-TERM LIABILITIES

   Notes payable, related party                                -          50,000
   Long-term debt                                        144,983         144,983
                                                  --------------  --------------
     Total Long-Term Liabilities                         144,983         194,983
                                                  --------------  --------------
     TOTAL LIABILITIES                                 2,647,627       1,869,393
                                                  --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock: 50,000,000 shares authorized
    of no par value, 21,885,680 and 21,140,680
    shares issued, 21,815,680 and 21,070,680
    shares outstanding, respectively                   8,797,616      8,708,866
   Treasury stock, at cost, 70,000 and 70,000
    shares, respectively                                (140,000)      (140,000)
   Additional paid in capital                            433,274        433,274
   Deficit accumulated during the
    development stage                                (11,271,219)   (10,446,719)
                                                  --------------  -------------
     Total Stockholders' Equity (Deficit)             (2,180,329)    (1,444,579)
                                                  --------------  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                                   $      467,298  $     424,814
                                                  ==============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      From
                                                                   Inception on
                                              For the               October 20,
                                         Three Months Ended        1999 Through
                                              June 30,                June 30,
                                         2002           2001            2002
                                    -------------  -------------   ------------
                                        (Restated)                  (Restated)

REVENUES                            $      19,815  $      18,131   $    241,651
                                    -------------  -------------   ------------
EXPENSES

   Cost of sales                            5,047          6,862         93,028
   Advertising                                  -         15,877        461,331
   Bad debt expense                             -              -         43,875
   Depreciation and amortization           37,980         81,183        519,872
   Impairment of goodwill                       -              -        600,673
   Loss on disposal of assets               1,169              -        278,260
   Loss on forfeiture of assets                 -              -        614,498
   Financing expense                      506,611              -        506,611
   General and administrative             279,328        692,281      7,961,528
                                    -------------  -------------   ------------
     Total Expenses                       830,135        796,203     11,079,676
                                    -------------  -------------   ------------

OPERATING LOSS                           (810,320)      (778,072)   (10,838,025)
                                    -------------  -------------   ------------

OTHER INCOME (EXPENSE)

   Interest income                            380              5          4,956
   Other income                                 -          9,687          5,188
   Interest expense                       (14,560)       (43,812)      (859,343)
                                    -------------  --------------  ------------
     Total Other Income (Expense)         (14,180)       (34,120)      (849,199)
                                    -------------  --------------  ------------

NET LOSS BEFORE EXTRAORDINARY
 ITEM                                    (824,500)      (812,192)   (11,687,224)
                                    -------------  -------------   ------------

EXTRAORDINARY ITEM

   Gain on extinguishment of debt               -              -        416,005
                                    -------------  -------------   ------------
     Total Extraordinary Items                  -              -        416,005
                                    -------------  -------------   ------------

NET LOSS                            $    (824,500) $    (812,192)  $(11,271,219)
                                    =============  =============   ============

BASIC LOSS PER SHARE                $       (0.04) $       (0.04)
                                    =============  =============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                    21,225,776     19,617,364
                                    =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                        Deficit
                                                                                      Accumulated
                                                                Additional             During the
                                              Common Stock      Paid in     Treasury  Development
                                           Shares      Amount   Capital      Stock       Stage
                                        -----------  ---------  ----------  --------  -----------
Balance at inception on
 October 20, 1999                               -    $       -  $        -  $      -  $         -

Issuance of common stock to founders
 for services at $0.00 per share              1,000          -           -         -            -
Issuance of common stock to founders
 for services at $0.00 per share            524,000          -           -         -            -
Issuance of common stock to founders
 for services and intangible assets at
 $0.00 per share                          9,700,000          -           -         -            -
Issuance of common stock for services
 at $0.75 per share                         100,000     75,000           -         -            -
Issuance of common stock for cash
 at $0.50 per share                          10,000      5,000           -         -            -
Issuance of common stock for services
 at $0.50 per share                           5,000      2,500           -         -            -
Issuance of common stock for cash
 at $0.50 per share                          10,000      5,000           -         -            -
Issuance of common stock for cash
 at $0.50 per share                           4,000      2,000           -         -            -
Issuance of common stock for services
 at $0.50 per share                          16,000      8,000           -         -            -
Issuance of common stock for services
 at $0.75 per share                         100,000     75,000           -         -            -
Issuance of common stock for services
 at $0.75 per share                         500,000    375,000           -         -            -
Issuance of common stock for cash at
 $1.00 per share                             10,000     10,000           -         -            -
                                        -----------  ---------  ----------  --------  -----------
Balance forward                          10,980,000  $ 557,500  $        -  $      -  $         -
                                        -----------  ---------  ----------  --------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                        Deficit
                                                                                      Accumulated
                                                                Additional             During the
                                              Common Stock      Paid in     Treasury  Development
                                           Shares      Amount   Capital      Stock       Stage
                                        -----------  ---------  ----------  --------  -----------
Balance forward                          10,980,000  $ 557,500  $        -  $      -  $         -

Issuance of common stock for
 cash at $1.00 per share                     10,000     10,000           -         -             -
Issuance of common stock for
 cash at $1.00 per share                     10,000     10,000           -         -             -
Additional interest recorded on
 convertible debentures                           -    514,050           -         -             -
Net loss from inception on October
 20, 1999 through March 31, 2000                  -          -           -         -   (1,583,981)
                                        -----------  ---------  ----------  --------  -----------
Balance, March 31, 2000                  11,000,000  1,091,550           -         -   (1,583,981)

Recapitalization                          1,237,724          -           -         -            -
Warrants issued below market value                -    980,000           -         -            -
Issuance of common stock upon
 exercise of options at $0.50 per share      17,500      8,750           -         -            -
Issuance of common stock for services
 at $5.375 per share                         10,000     53,750           -         -            -
Issuance of common stock upon
 exercise of options at $0.50 per share      31,650     15,825           -         -            -
Issuance of common stock for
 convertible debentures at
 $0.01 per share                          2,880,000     28,800           -         -            -
Issuance of common stock for
 convertible debentures at
 $0.50 per share                          1,294,000    647,000           -         -            -
Issuance of common stock for
 convertible debentures at
 $1.00 per share                          1,355,437  1,355,437           -         -            -
Issuance of common stock for
 convertible debentures at
 $2.00 per share                            237,500    475,000           -         -            -
                                        -----------  ---------  ----------  --------  -----------
Balance Forward                          18,063,811 $4,656,112  $        -  $      -  $(1,583,981)
                                        -----------  ---------  ----------  --------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                                        Deficit
                                                                                      Accumulated
                                                                Additional             During the
                                              Common Stock       Paid in    Treasury  Development
                                           Shares      Amount    Capital     Stock       Stage
                                        -----------  ---------  ----------  --------  -----------
Balance Forward                          18,063,811 $4,656,112  $        -  $      -  $(1,583,981)

Stock issuance costs                              -   (390,708)          -         -            -
Issuance of common stock for convertible
 debentures at $2.00 per share              782,118  1,564,236           -         -            -
Issuance of common stock upon exercise
 of options at $0.50 per share               13,250      6,625           -         -            -
Issuance of common stock for services
 at $2.25 per share                         300,000    675,000           -         -            -
Options issued below market value                 -    268,110           -         -            -
Issuance of common stock upon exercise
 of options at $0.50 per share                6,000      3,000           -         -            -
Issuance of common stock for services
 at $3.063 per share                          3,658     11,204           -         -            -
Issuance of common stock for
 services at $2.25 per share                 51,000    114,750           -         -            -
Issuance of common stock for
 services at $2.50 per share                100,000    250,000           -         -            -
Purchase of treasury stock at
 $2.00 per share (restated)                       -          -           -  (140,000)           -
Net loss for the year ended
 March 31, 2001 (restated)                        -          -           -         -   (6,104,246)
                                        -----------  ---------  ----------  --------  -----------
Balance, March 31, 2001 (restated)       19,319,837  7,158,329           -  (140,000)  (7,688,227)

Issuance of common stock for
 Xtool at $2.37 per share                   250,000    593,750           -         -            -
Issuance of common stock for
 services at $2.10 per share                 20,000     42,000           -         -            -
Issuance of common stock for
 debt at $2.25 per share                     25,000     56,250           -         -            -
                                        -----------  ---------  ----------  --------  -----------
Balance Forward                          19,614,837 $7,850,329  $        - $(140,000) $(7,688,227)
                                        -----------  ---------  ----------  --------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) (Continued)
                                                                                        Deficit
                                                                                      Accumulated
                                                                Additional             During the
                                            Common Stock          Paid in   Treasury  Development
                                        Shares        Amount      Capital      Stock     Stage
                                     -----------   -----------  ----------  --------  -----------
Balance Forward                       19,614,837   $ 7,850,329  $        - $(140,000) $(7,688,227)

Issuance of common stock for
 services at $2.10 per share             100,000       210,000           -         -            -
Issuance of common stock for
 warrants exercised at $0.10
 per share.                              150,000        15,000           -         -            -
Issuance of common stock in lieu
 of debt at $2.00 per share              139,100       284,392           -         -            -
Issuance of common stock for
 services at $1.75 per share             100,000       174,750           -         -            -
Issuance of common stock for
 cash at $1.75 per share                  57,000       100,000           -         -            -
Issuance of common stock for
 warrants exercised at $1.50
 per share                                   243           365           -         -            -
Issuance of common stock for
 services at $0.06 per share             600,000        36,000           -         -            -
Issuance of common stock for
 services at $0.12 per share             125,000        15,000           -         -            -
Issuance of common stock for
 services at $0.10 per share              12,500         1,250           -         -            -
Issuance of common stock for
 debt at $0.09 per share                 142,000        12,780     167,700         -            -
Issuance of common stock for
 debt at $0.09 per share                 100,000         9,000           -         -            -
Contributed capital (restated)                 -             -     265,574         -            -
Net loss for the year ended
 March 31, 2002 (restated)                     -             -           -         -   (2,758,492)
                                     -----------  ------------  ----------  --------  -----------
Balance, March 31, 2002 (restated)    21,140,680  $  8,708,866  $  433,274 $(140,000)$(10,446,719)
                                     -----------   -----------  ----------  --------  -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                                           Deficit
                                                                                         Accumulated
                                                                            Additional    During the
                                            Common Stock          Paid in    Treasury    Development
                                        Shares        Amount      Capital     Stock         Stage
                                     -----------   -----------  ----------- ----------  ------------
Balance Forward                       21,140,680   $ 8,708,866  $  433,274  $ (140,000) $(10,446,719)

Issuance of common stock for
 services at $0.08 per share
 (unaudited)                             500,000        40,000           -           -            -
Issuance of common stock for
 services at $0.25 per share
 (unaudited)                              75,000        18,750           -           -            -
Issuance of common stock for
 services at $0.09 per share
 (unaudited)                             100,000         9,000           -           -            -
Issuance of common stock for
 services at $0.30 per share
 (unaudited)                              70,000        21,000           -           -            -
Net loss for the three months ended
 June 30, 2002 (unaudited) (restated)          -             -           -           -      (824,500)
                                     -----------   -----------  ----------  ----------  ------------
Balance June 30, 2002
 (unaudited) (restated)               21,885,680   $ 8,797,616  $  433,274  $ (140,000) $(11,271,219)
                                     ===========   ===========  ==========  ==========  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                     From
                                                                 Inception on
                                              For the             October 20,
                                          Three Months Ended     1999 Through
                                              June 30,             June 30,
                                          2002         2001          2002
                                       ----------   ----------   ------------
                                       (Restated)                 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                             $ (824,500)  $ (812,192)  $(11,271,219)
  Adjustments to reconcile net loss
    to net cash used by operating
    activities:
  Amortization and depreciation            37,980       81,183        519,872
  Impairment of goodwill                        -            -        600,673
  Financing expense                       506,611            -        506,611
  Options and warrants issued below
    market value                                -            -      1,248,110
  Loss on disposal of assets                    -            -        249,576
  Loss on sales of assets                   1,169            -         28,684
  Loss on forfeiture of assets                  -            -        614,498
  Gain on extinguishment of debt                -            -       (416,005)
  Bad debt expense                              -            -         11,000
  Additional expense recorded on
   convertible debentures                       -            -        514,050
  Common stock issued for services
   rendered                                88,750      267,000      2,251,423
 Changes in operating asset and
   liability accounts:
  (Increase) decrease in accounts
    receivable                             20,317        4,792        (25,533)
  (Increase) decrease in deposits,
    prepaids and other current assets     (21,979)       7,576        (33,682)
  Increase in stock deposits                    -            -        284,392
  Increase in accounts payable and
    accrued expenses                      (40,993)     250,007      1,646,601
                                       ----------   ----------   ------------
   Net Cash Used by Operating
    Activities                           (232,645)    (201,634)    (3,270,949)
                                       ----------   ----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Cash acquired from subsidiary                 -            -             77
  Proceeds from sale of assets                  -            -         15,811
  Purchase or development of
   intangibles                                  -            -       (449,000)
  Equipment purchases                      (5,600)     (11,296)      (391,421)
  Purchase of building                          -            -     (2,050,000)
                                       ----------   ----------   ------------
   Net Cash Used by Investing
    Activities                             (5,600)     (11,296)    (2,874,533)
                                       ----------   ----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock for cash             -            -        191,565
  Stock offering costs                          -            -       (390,708)
  Issuance of notes payable and
    debentures                            313,016      217,500      6,939,476
  Payments made on notes payable                -       (9,350)      (517,166)
                                       ----------   ----------   ------------
   Net Cash Provided by Financing
    Activities                         $  313,016   $  208,150   $  6,223,167
                                       ----------   ----------   ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)
                                                                                 From
                                                                             Inception on
                                                          For the             October 20,
                                                    Three Months Ended       1999 Through
                                                         June 30,              June 30,
                                                    2002          2001           2002
                                               -------------  -----------   -------------
                                                 (Restated)                   (Restated)

NET INCREASE IN CASH
AND CASH EQUIVALENTS                           $      74,771  $    (4,780)  $      77,685

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                   2,914        8,980               -
                                               -------------  -----------   -------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                     $      77,685  $     4,200   $      77,685
                                               =============  ===========   =============

CASH PAID FOR:

   Interest                                    $           -  $        45   $     123,969
   Income taxes                                $           -  $         -   $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services rendered   $      88,750  $   267,000   $   2,251,423
   Vehicles purchased under notes payable      $           -  $    35,215   $      65,549
   Common stock issued in conversion of
    convertible debentures                     $           -  $         -   $   4,070,473
   Common stock issued in extinguishment
    of debt                                    $           -  $         -   $      21,780
   Common stock issued for investment in
    Xtool                                      $           -  $         -   $     593,750
   Contributions of capital by shareholders    $           -  $         -   $     433,274
   Conversion of stock deposits to equity      $           -  $         -   $     284,391

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the
     Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited restated financial statements and notes thereto included in its
     March 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003.

NOTE 2 - GOING CONCERN

     The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Until that time, the stockholders or control persons have committed to covering the operating costs of the Company.

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

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to the Restated Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 3 - MATERIAL EVENTS

     During the period from February 16, 2001 to March 1 2001, the Company raised $278,200 through sale of 139,100 shares of common stock at $2.00 per share to eight individuals. At the time of the securities sales, the
     Company believed that the offer and sale of these securities were exempt from registration under Section 4(2) of the Securities Act of 1933. The current shareholders received the Company's periodic reports and were familiar with its operations and financial condition. No public solicitation or general advertising was done in connection with this sale and the Company did not pay any fees or commissions in connection with the sales. Nonetheless, on April 30, 2001, the Securities and Exchange
     Commission ("the Commission") indicated to the Company that the sale of the shares which all occurred  during the Commission's ongoing review of the
     Company's Form SB-2 registration statement may have been in violation of the registration provisions of the federal securities laws, specifically,
     Securities Act of 1933 Section 5. During the month of July 2001, the
     Company filed an amendment to the Form SB-2 Registration Statement to include (subject to the Commission's review and clearance) the registration of the 139,100 shares along with a proposed Rescission offer to the 8 investors that had invested in those shares. As of March 31, 2002, the
     139,100 shares of common stock were issued and outstanding for the funds previously received. However, on July 12, 2002, the Company affected the withdrawal of the Form SB-2 Registration Statement, which included the proposed Rescission Offer submitted as part of that registration statement.

     As part of the Rescission Offer, in exchange for their shares, the investors were offered a note payable from the Company, bearing interest at
     12% per annum, and secured by free trading shares equal to twice the number of shares previously held. The securing stock was owned by the former Chief
     Executive Officer/Founder of the Company. During the year ended March 31,
     2001, four shareholders accepted the above mentioned Rescission Offer and returned 70,000 shares of the Company's previously purchased restricted common stock valued at $2.00 per share, or a cost of $140,000. During the year ended March 31, 2002, the Company defaulted on the notes payable. As a result, the Company has caused the free trading common shares to be transferred to the note holders. In a previous period, the Company recorded the stock returned that is associated with this transaction as treasury stock of $140,000 and the contribution of the free trading shares for
     $120,000 in notes payable and $21,265 in accrued interest as contributed capital. As of June 30, 2002, a note payable for $20,000 is outstanding and accruing interest at 12% per annum. During the three months ended June 30,
     2002, the note accrued interest of $598.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 3 - MATERIAL EVENTS (Continued)

     During April 2002, the Company issued 500,000 shares of common stock to a director for services valued at $40,000.

     During April 2002, the Company issued 75,000 shares of common stock to a director for services on the Company's board of directors valued at
     $18,750.

     During April 2002, the Company issued 100,000 shares of common stock to a director for services on the Company's board of directors valued at $9,000.

     During June 2002, the Company issued 70,000 shares of common stock to the
     Company's legal counsel for services valued at $21,000.

     During June 2002, the Company recorded accrued compensation of $10,125 for shares earned but not issued during the period to a director for services on the Company's board of directors based on the market value of the shares owed at June 30, 2002.

     During June 2002, the Company recorded accrued compensation of $3,921 for shares earned but not issued  during the period to a director for services on the Company's board of directors based on the market value of the shares owed at June 30, 2002.

     During June 2002, the Company recorded accrued compensation of $3,750 for shares earned but not issued during the period to the Company's director of research and development for services based on the market value of the shares owed at June 30, 2002.

     During  April 2002, the Company agreed to purchase certain tangible and intangible assets of Applied Cryogenics, Inc. in exchange for 60,000 shares of common stock. At June 30, 2002, assets have been  recorded at $5,000 along with a corresponding liability based on the fair market value of the
     Company's common stock on the date of the transaction as the shares have not yet been authorized or issued.

     As of June 30, 2002, shareholders have loaned $906,628 to the Company.
     These amounts are secured by free-trading shares of common stock of the
     Company upon default. Interest is accrued at 8% to 12% and at June 30, 2002
     $4,431 of interest was accrued.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     The Company is the defendant in several pending lawsuits. The Company is aggressively defending these actions. However, the final outcome is uncertain. Whenever it is probable that a loss will result from these lawsuits and the amounts of the losses are reasonably estimable, the
     Company accrues a related expense. Accordingly, obligations associated with the related expenses for the period ended June 30, 2002 are included in the consolidated financial statements as accounts payable and accrued expenses.

     The Company has been served with several judgments wherein substantial amounts are claimed. Whenever it is probable that a loss will result from these lawsuits and the amounts of the losses are reasonably estimable, the
     Company accrues a related expense. Accordingly, obligations associated with the related expenses for the period ended June 30, 2002 are included in the consolidated financial statements as accounts payable and accrued expenses

NOTE 5 -  CORRECTION OF ERRORS

     The Company has restated its unaudited consolidated financial statements for three months ended June 30, 2002. This action was taken as the result of the following:

     1.   An adjustment was made to amortize prepaid expenses incurred during the period.

     2.   An adjustment was made to reverse the double booking of entries to record treasury shares returned, associated notes payable and related additional paid in capital for shares issued in satisfaction of notes payable.

     3.   An adjustment was made to record 100,000 shares of common stock issued in satisfaction of a liability related to services performed by a shareholder incorrectly disclosed as "Stock deposits".

     4.   Adjustments were made to record accrued liabilities and the associated consulting expense for shares earned for services performed by shareholders during the period which have not been issued as of June
          30, 2002.

     5.   An adjustment was made to properly record the disposal of property and equipment.

     6.   An adjustment was made to record additional accrued interest and financing fees on related party notes payable currently in default.

     7.   An adjustment was made to correct the improper valuation of common stock issued in satisfaction of a liability.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 5 - CORRECTION OF ERRORS (Continued)

     The impact of these adjustments on the Company's consolidated financial results as originally reported is summarized below:

                                                       June 30, 2002
                                      -------------------------------------------
                                       As Reported     As Adjusted     Difference
                                      --------------  --------------  -----------

     Accounts receivable, net         $       39,708  $       14,533  $   (25,175)
     Deposits, prepaids and
      other current assets                     5,800          33,682       27,882
     Property and equipment, net             126,270         124,401        1,869
     Accounts payable                        165,743         263,991       98,248
     Accrued expenses                      1,038,883       1,206,152      167,269
     Stock deposits                          238,000               -     (238,000)
     Notes payable, related party            491,016         899,628      408,612
     Current portion long-term debt           47,874         132,873       84,999
     Common stock                          9,221,016       8,797,616     (423,400)
     Additional paid in capital              483,205         433,274      (49,931)
     Accumulated deficit                (11,224,260)     (11,271,219)     (46,959)
     Depreciation and amortization            37,279          37,980          661
     Loss on disposal of assets                    -           1,169        1,169
     General and administrative              790,560         785,939       (4,621)
     Interest expense                        (12,954)        (14,560)      (1,606)
     Net loss                         $     (825,645) $     (824,500) $     1,145

NOTE 6 - SUBSEQUENT EVENTS

     During July 2002, the Company (Licensor) entered into a License Agreement with Licensee for the right to use the Company's Deep Cryogenic Solutions process technology within the territory of New England and certain counties in New York. Licensor retains title and ownership of the technology. The
     Licensee agreement provides that the Licensor retains title and ownership of the technology and the Licensee agrees to pay a royalty of 15% of all gross revenues related to the technology.

     During August 2002, the Company issued 25,000 shares of common stock to a consultant for services valued at $6,750.

     During August 2002, the Company issued 20,000 shares of common stock to a consultant for services valued at $5,400.

     During August 2002, the Company issued 190,000 shares of common stock to an independent contractor for fixed assets valued at $19,000. As of December
     31, 2002, 37,500 of these shares valued at $3,750 were prepaid.

     During August 2002, the Company issued 20,000 shares of common stock to a consultant for services valued at $5,400.

     During August 2002, the Company issued 50,000 shares of common stock to an independent contractor for equipment valued at $5,000.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 6 - SUBSEQUENT EVENTS (Continued)

     During August 2002, the Company issued 10,000 shares of common stock to an independent contractor for a domain name valued at $1,000.

     During August 2002, the Company accepted the resignation of James Cundiff as Corporate Secretary and appointed P. Clay Thomas to the office of
     Corporate Secretary.

     During August 2002, the Company issued 1,000,000 shares of common stock to a director of the Company for $51,534 of debt.

     During September 2002, the Company issued 18,000 shares of common stock to legal counsel for services valued at $2,700.

     During September 2002, the Company issued 92,000 shares of common stock to legal counsel for deferred consulting valued at $9,200. As of December 31,
     2002, all of the consulting expense has been recognized.

     In exchange for cash received during August 2002, the Company entered into loan agreement with a director of the Company for $20,000 to be repaid within 90 days at an interest rate of 8% per annum with 275,000 shares of the Company's common stock as collateral for the loan.

     In exchange for cash received during September 2002, the Company issued a promissory note to a director of the Company for $8,000 with interest of 8%
     per annum due on demand.

     During July 2002, the Company recognized contributed capital for free-trading shares of the Company's common stock held by a related party given in settlement of shareholder loans and related accrued interest totaling $804,788.

     On August 15, 2002, the Company issued options to a consultant to purchase
     125,000 shares of common stock at $0.10 per share. The Company recognized
     $30,591 in expense associated with these options calculated using the
     Black-Scholes option pricing model with the following assumptions:
     risk-free interest rate of 1.78%, volatility of 279.85% and expected lives of 1 year.

     On September 30, 2002, the Company issued options to a consultant to purchase 200,000 shares of common stock at $0.10 per share. The Company recognized $7,404 in expense associated with these options calculated using the Black-Scholes option pricing model with the following assumption:
     risk-free interest rate of 1.53%, volatility of 192.14% and expected life of four months.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 6 - SUBSEQUENT EVENTS (Continued)

     During October 2002, the Company authorized the sale of $1,500,000 worth of restricted common shares in a private placement with the first 500,000 shares to be sold at $0.05 to $0.10 per share and the balance to be sold at or near market value. The purchaser will be given an option to purchase additional shares equaling 50% of the original shares purchased at the average 30-day closing price of the Company's common stock multiplied by
     50%. The option would be available 3 months following the date of the
     Option Agreement and end on the Option ending date.

     During October 2002, the Company issued 6,000 shares of common stock to an independent contractor for services valued at $540.

     During November 2002, the Company issued 200,000 shares of common stock to a director of the Company for services valued at $32,000.

     During October 2002, the Company issued 1,000,000 shares of common stock to a director of the Company for $125,350 of debt.

     During December 2002, the Company issued 200,000 shares of common stock to investors for cash of $20,000.

     During December 2002, the Company issued 500,000 shares of common stock to a noteholder for debt of $128,866.

     During December 2002, the Company authorized the issuance of 500,000 shares of common stock to a consultant for services pursuant to a Consulting
     Agreement with a term of 2 years. Shares are to be issued as agreed upon by the parties as services are performed.

     In exchange for cash received during November 2002, the Company issued a promissory note to a director of the Company for $45,000 at 8% interest per annum with a term of 3 months. This note is secured by production equipment owned by the Company with a net book value of $39,029.

     On October 14, 2002, the Company issued an option to a consultant to purchase 150,000 shares of common stock at $0.10 per share. The Company recognized $6,567 in expense associated with these options calculated using the Black-Scholes option pricing model with the following assumptions:
     risk-free interest rate of 1.53%, volatility of 182% and expected life of
     210 days.

     During January 2003, the Company issued 303,000 shares to investors for stock subscription deposits totaling $30,300.

     During January 2003, the Company received cash of $34,100 resulting from out of court settlements of two lawsuits on January 28, 2003. Additionally, the parties agreed to a license agreement for the cryogenic treatment of rifle barrels at stipulated prices.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                        June 30, 2002 and March 31, 2002

NOTE 6 - SUBSEQUENT EVENTS (Continued)

     In exchange for cash received during February 2003, the Company issued a promissory note to a consultant for $5,000 at 8% per annum with a term of
     44 days secured by a 0.5% shared interest in the brake patent (Patent
     Pending Serial #09/844,526) and any subsequent brake rotor patents filed by the Company.

     In exchange for cash received during February 2003, the Company issued a promissory note to a director of the Company for $10,000 at 8% per annum with a term of 44 days secured by a 10% security interest in the
     Cryo-Accurizing US Patent # 5,865,913 owned by the Company.

     In exchange for cash received during February 2003, the Company issued a promissory note an investor for $20,000 at 8% per annum with a term of 90 days secured by a 2% shared interest in the brake patent (Patent Pending
     Serial # 09/844,526) and any subsequent brake rotor patents filed by the
     Company.

     In exchange for cash received during April 2003, the Company issued a promissory note to an investor for $20,000 at 8% per annum with a term of
     149 days secured by a 20% security interest in the Cryo-Accurizing US
     Patent #5,865,913 owned by the Company.

     During March 2003, the Company issued 100,000 shares to a director pursuant to an agreement dated December 1, 2000 and reversed an accrual for these shares of $257,800 which was accrued in a prior period.

     During March 2003, the Company issued 19,975 shares of common stock to a shareholder for settlement of debt at $0.10 per share.

     During March 2003, the Company issued 37,500 shares of common stock for exercise of option for services valued at $1,875 to a former employee. No cash consideration was given; therefore the Company recognized an expense for the value of the shares issued.

     During March 2003, the Company issued 20,000 shares to a consultant for services pursuant to an agreement dated January 3, 2003 valued at $200.

     During March 2003, the Company issued 50,000 shares of common stock to a consultant for services valued at $5,000.

     During March 2003, the Company issued 500,000 shares to investors for stock subscription deposits totaling $50,000.

Item 2. Management's Discussion and Analysis.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis covers material changes in our financial condition and results of operations since our year end at March 31, 2002 and for the quarter ended June 30, 2002. The terms "we" or
"our" or "us" or "the Company" are used in this discussion to refer to Cryocon.

Quarter Ended June 30, 2001 and 2002

Statement of Operations

Revenues. Revenues for the three months ended June 30, 2002 increased by 9% to
$19,815 from $18,131 for the same period in 2001. This increase in revenues is attributable primarily to corporate refocusing and restructuring through pricing and market development.

Cost of Revenues. Cost of revenues consists primarily of materials and supplies.
Cost of revenues decreased by 26% to $5,047 for the three months ended June 30,
2002, from $6,862 for the three months ended June 30, 2001, representing 25% and
38% of the total revenues for the three months ended June 30, 2002 and June 30,
2001, respectively. The cost of revenues has decreased because the Company has installed more efficient equipment and tooling.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the three months ended June 30, 2002 and 2001, respectively, gross profit was
$14,768 and $11,269, which represents a 31% increase. The gross profit as a percentage of revenues decreased to 75% for the three months ended June 30, 2002, from 62% for the three months ended June 30, 2001. The increase of the gross profit as a percentage of revenues is attributable to an increase in our service sales price and increased efficient production procedures and costs.

Marketing and Selling Expenses. Marketing and selling expenses decreased to $0 from $15,877 for the three months ended June 30, 2002 and 2001, respectively.
Marketing and selling expenses as a percentage of revenues were 0% and 88% for the three months ended June 30, 2002 and 2001, respectively. The decrease in marketing and selling expenses can be attributed to our limited revenues.

General and Administrative Expenses. General and administrative expenses decreased to $279,328 for the three months ended June 30, 2002 from $692,281 for the three months ended June 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 1410% for the three months ended June 30,
2002 from 3818% for the three months ended June 30, 2001. This decrease is mainly, attributable to a reduction of our professional and payroll costs.

Interest Expenses. Interest expenses, net, decreased to $ 14,560 for the three months ended June 30, 2002, from $ 43,812 for the three months ended June 30,
2001. The decrease in interest expense was due to the decrease in notes payable.

Financing Expenses. Financing expenses, net, increased to $506,611 for the three months ended June 30, 2002, from $0.00 for the three months ended June 30, 2001.
These financing expenses relate to increased liabilities for stockholders shares pledged for defaulted loans made to the Company.

Income (Loss) Before Taxes. Loss before taxes for the three months ended June
30, 2002 increased by 1.5% to ($824,500) from ($812,192) for the three months ended June 30, 2001. Income before taxes as a percentage of revenues was 4161%
for the three months ended June 30, 2002 and 4480% for the three months ended
June 30, 2001.

Taxes on Income. Taxes on income for the year ended June 30, 2002 amounted to $0 which represents 0% of the income before taxes as compared with $0 for the three months ended June 30, 2001 that represents 0% of the income before taxes.

Net Income. Net loss for the three months ended June 30, 2002 amounted to
$824,500 representing 4161% of the revenues, as compared with 4480% of the revenues for the three months ended June 30, 2001. The increase in the net loss is mainly attributable to the increase in financing expenses.

Earning per share, The earning per share for the three months ended June 30, 2002 was ($0.04) for the basic 21,225,776 weighted average shares.

Balance Sheet

Current Assets. Current Assets amounted to $125,900 as of June 30, 2002 compared to current assets of $49,467 as of March 31, 2002, representing a 255% increase in current assets. This increase is mainly attributable to an increase in cash.

Fixed assets. Fixed assets after depreciation decreased to $124,401 as of June
30, 2002 as compared with $135,880 as of March 31, 2002. Purchase of equipment during the three months ended June 30, 2002 amounted to $5,600. Depreciation and amortization for the three months ended June 30, 2002 amounted to $37,980.

Current Liabilities. As of June 30, 2002, Current Liabilities increased by
$828,234 to $2,502,644 as compared with $1,674,410 as of March 31, 2002. This increase is attributable to an increase in Notes Payable to related parties, stock deposits and the reduction in Accounts Payable and Accrued Expenses.

Liquidity and Capital Resources

Net cash used by operating activities for the three months ended June 30, 2002 was $232,645. The cash used by operating activities was primarily attributable to $593,786 from financing expenses and payroll.

Net financing activities provided $313,016.

Cash at June 30, 2002 amounted to $77,685, an increase of $74,771 since March
31, 2002. Our current assets for June 30, 2002 are lower than our current liabilities by $2,376,744.

Our commitments for capital expenditures as of June 30, 2002 were $0.

We believe that our future cash flow from operations together with our current cash is inadequate to provide for 60 days of operations; therefore, we may need funding traditional bank financing or from a debt of equity offering; however, we may have difficulty in obtaining funding due to our poor financial condition.

                                  Risk Factors

Our business is also subject to certain other risk factors, as follows:

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
Through June 30, 2002, we have accumulated losses of $(11,271,219). We believe that our costs will increase over the next twelve months and our losses will continue to increase in the foreseeable future. As a result, we may never achieve or sustain profitability.

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
Currently, 43% of our business is concentrated on applying our cryogenic process to gun barrels and 57% being derived from other cryogenic processes. If we fail to expand our services business to other product areas, it will be more difficult to expand our revenues or compete effectively against our competitors.

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
Certain securities that we sold during 2001, as explained in note 3 to our financial statements for the period ending June 30, 2002, may have been offered and sold in violation of state and/or federal securities laws. Should these securities holders bring lawsuits or obtain judgments against us, we may be required to curtail our operations or obtain financing to meet litigation costs or such judgments. If we cannot obtain financing or the financing is inadequate we may not be able to continue as a going concern.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Kreiger Barrels, Inc. and Crierion Barrels, Inc. v. Cryocon, Inc., United States
District Court for the Eastern District of Wisconsin (Case No. 01-C-0771).
Kreiger Barrels, Inc. and Criterion Barrels, Inc. of Germantown, Wisconsin has
filed a civil action against us alleging that our U.S. Patent # 5,865,913 was invalid and, therefore, our letter to discontinue the cryogenic treatment of barrels without paying an appropriate royalty was invalid. The lawsuit was settled on January 28, 2003 with Kreiger paying Cryocon $34,200 in a settlement agreement. Settlement agreement included a license agreement for future treatment of gun barrels.

Cryocon, Inc. v. Kreiger Barrels, Inc. and Criterion Barrles, Inc., United
States District Court for the District of Utah (Case No. 1:02 CV 30-ST).
On March 15, 2002, we filed a civil action against Kreiger Barrels, Inc. and
Criterion Barrels, Inc., in the State of Utah, requesting relief from Plaintiff for making use of a patented process without proper licensing for use of the patent. With the settlement of the Kreiger Barrel lawsuit, this action was in the settlement agreement above.

State of Utah, Department of Commerce, Division of Securities v. Robert Wooley
Brunson and Cryocon, Inc., Third Judicial District Court in and for Salt Lake
County, State of Utah (Civil No. 030909619).
On April 30, 2003 the State of Utah filed a complaint against Robert Wooley
Brunson and Cryocon, Inc. alleging that: (a) Mr. Brunson offered and sold his
"personal stock" to at least 12 unaccredited individuals for a total of
$128,150, without providing or allowing investors to view a prospectus; (b) Mr.
Brunson, directly or indirectly, made certain misrepresentations to investors and omitted to state material facts in connection with the investments; and (c)
as a result of (a) and (b), the defendants violated Section 61-1-1 of the Utah
Uniform Securities Act, which essentially constitutes the anti-fraud provision of the Utah securities laws. The complaint requests permanent injunctions from violating these anti-fraud provisions and restitution to investors. It is our position that this is a matter between Mr. Brunson and the State of Utah and should not include us because we: (a) were not a party to any of the transactions; (b) never made any representations to the investors; and (c) we had no knowledge of the alleged offers or sales. We have retained counsel to request removal of Cryocon, Inc. as a defendant in this action; however, we cannot predict the outcome of this action.

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

None

Item 5. Restatement of Financial Statements.

Please note that we have restated our consolidated financial statements for the three months ended June 30, 2002. This action was taken as the result of a review of the Company's incorrect amortizing of prepaid expenses, to correct a double entry of treasury shares related to the satisfaction of notes payable, the recording of shares issued for the satisfaction of a liability but was recorded as "stock deposits", shares issued for services rendered, the recording of property and equipment disposal, additional costs related to financing fees and interest on the default of a note payable and the correction of recording the valuation of common stock issued to satisfy a liability. The corrections to our consolidated financial statements are detailed in Note 5 to our Restated
Consolidated Financial Statements at June 30, 2002.

These corrections resulted in a decrease in Net Loss of $1,145 for three months ending June 30, 2002 and a total net increase in Accumulated Deficit at June 30,
2002 of $46,959. Net Loss per share did not change from the amount previously reported for the three months ended June 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit
Number                              Description
--------                            -----------

2.1      Agreement and Plan of Reorganization dated April 25, 2000
         (incorporated by reference to Exhibit 2.1 to Form 8-K dated August 18,
         2000)

3.1      Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to registration statement on Form S-8 of Champion
         Computer Rentals, Inc., file no. 33-23257-D)

3.2      Bylaws of Cryocon (incorporated by reference to Exhibit on Form 10-KSB for fiscal year ended 1993)

3.3      Certificate of Amendment and Restatement to Articles of Incorporation
         (incorporated by reference to Exhibit 3.4 to Form 8-K dated February
         10, 1994).

3.4      Certificate of Amendment and Restatement to Articles of Incorporation
         (incorporated by reference to Exhibit 3.4 to Form 8-K dated February
         10, 1994)

3.5      Certificate of Amendment to Articles of Incorporation, changing the
         Company's name to Iso-Block Products USA, Inc. (incorporated by reference to Exhibit 2 (C) to registration statement on Form 8-A,
         File no. 0-25810)

3.6      Certificate of Amendment to Articles of Incorporation, changing the
         Company's name to Cryocon, Inc., authorizing a four to one reverse split, authorizing the increase of capital stock to 50,000,000 shares of Common Stock, and ratifying the change of auditors to HJ &
         Associates of Salt Lake City, Utah. (Incorporated by reference to
         Exhibit 3.6 to the quarterly report filed on Form 10-QSB for the
         Quarter ending September 30, 2000)

4.0      Convertible Debenture Due January 3, 2003 between Cryocon,Inc. and
         Robert Brunson in the Principal Amount of $50,000.00,incorporated by reference to Exhibit 4.1 to Form S-3 filed February 9, 2001

10.1     (2) XTool, Inc. Acquisition Contract incorporated by reference to
         Exhibit 4.11 in Amendment No. 1 to Form SB-2 filed April 17, 2001.

10.2     Agreement between Cryocon, Inc. and Robert W. Brunson, incorporated by reference, filed with Form 10-KSB/A on August 14, 2002

10.3     Lease between Halverson Real Estate and Investments, Inc. Landlord)
         and Cryocon, Inc. (Tenant), incorporated by reference, filed with
         Form 10-KSB/A on August 14, 2002

16.0     Letter on Change in Certifying Account Incorporated by reference to
         Exhibit 16.0 in Form S-3

99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
         to Section 906 of the Sarbanes-Oxley Act of 2002

                                       10

                                   SIGNATURES
  ---------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    Dated: May 20, 2003

CRYOCON, INC.

By:/s/ J. BRIAN MORRISON

J. BRIAN MORRISON
Chairman/Chief Executive Officer

By:/s/ VAUGHN P. GRIGGS

VAUGHN P. GRIGGS
Chief Financial Officer and Principal Accounting Officer

                                       11

    CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, J. Brian Morrison, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of Cryocon,
Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and
     c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ J. Brian Morrison

J. Brian Morrison
Chief Executive Officer

                                       12

    CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Vaughn P. Griggs, certify that:

1. I have reviewed this amended quarterly report on Form 10-QSB/A of Cryocon,
Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and
     c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

/s/ Vaughn P. Griggs

Vaughn P. Griggs
Chief Financial Officer and Principal Accounting Officer

                                       13