Form 10QSB
period 2002-09-30
CRYOCON INC
filed 2003-05-22
CIK 837014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002

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

As of September 30, 2002, there were 23,310,680 shares of our common stock issued and outstanding, which includes 70,000 shares held by us as Treasury
Shares.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Transitional Small Business Disclosure Format (check one) Yes [ ]  No [X]

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                                     PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Balance Sheets .............................................4-5
   Consolidated Statement of Operations.......................................6
   Consolidated Statement of Stockholders' Equity (Deficit).................7-12
   Consolidated Statement of Cash Flows....................................13-14
   Notes to Unaudited Consolidated Financial Statements....................15-22

Item 2.  Managements Discussion and Analysis and Plan of Operations..........23
Item 3.  Controls and Procedures.............................................26

                                     PART II
OTHER INFORMATION

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements:

This quarterly report on Form 10-QSB for the period ending September 30,
2002, contains forward-looking statements. Cryocon, Inc. is referred to in this report as "we", "us" or "our." The words or phrases "would be," "will allow,"
"intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in our
"Management's Discussion and Analysis of Financial Condition and Results of
Operations". Statements made in this report are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statements.

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, an stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited consolidated balance sheet as of September 30, 2002 and our audited restated consolidated balance sheet as of March 31, 2002 and the related unaudited consolidated statements of operations and cash flows for the three and six month periods ended September 30, 2002 and 2001 and from inception from
October 20, 1999 through September 30, 2002, are attached hereto and incorporated herein by this reference.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2002 and March 31, 2002

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                      ASSETS
                                         September 30,         March 31,
                                             2002                2002
                                          ---------          ------------
                                         (Unaudited)          (Restated)
CURRENT ASSETS

   Cash                                  $    5,641          $     2,914
   Accounts receivable, net                  16,447               34,850
   Accounts receivable, related party         4,867                   -
   Deposits and prepaid expenses             24,893               11,703
   Inventory                                  2,327                   -
                                         ----------          ------------
     Total Current Assets                    54,175               49,467
                                         ----------          ------------
PROPERTY AND EQUIPMENT, NET                 128,411              135,880
                                         ----------          ------------
OTHER ASSETS
   Patents, trademarks and licenses, net    194,547              239,467
                                         ----------          ------------
     Total Other Assets                     194,547              239,467
                                         ----------          ------------
     TOTAL ASSETS                        $  377,133          $   424,814
                                         ==========          ============

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                              September 30,       March 31,
                                                  2002               2002
                                             --------------    ----------------
                                               (Unaudited)       (Restated)
CURRENT LIABILITIES

   Accounts payable                          $       328,835  $       293,097
   Accrued expenses                                1,196,302        1,218,439
   Notes payable, related party                      201,392           37,000
   Current portion long-term debt                    165,445          125,874
   Stock subscription deposits                        41,200                -
                                             ---------------  ---------------
     Total Current Liabilities                     1,933,174        1,674,410
                                             ---------------  ---------------
LONG-TERM LIABILITIES
   Notes payable, related party                            -           50,000
   Long-term debt                                    105,412          144,983
                                             ---------------  ---------------
     Total Long-Term Liabilities                     105,412          194,983
                                             ---------------  ---------------
     TOTAL LIABILITIES                             2,038,586        1,869,393
                                             ---------------  ---------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock: 50,000,000 shares
     authorized of no par value,
     23,310,680 and 21,140,680 shares
     issued, 23,240,680 and 21,070,680
     outstanding, respectively                     8,903,600        8,708,866
   Treasury stock                                   (140,000)        (140,000)
   Additional paid in capital                      1,276,057          433,274
   Deferred consulting                                (9,200)               -
   Deficit accumulated during the
     development stage                           (11,691,910)     (10,446,719)
                                             ---------------  ---------------
     Total Stockholders' Equity (Deficit)         (1,661,453)      (1,444,579)
                                             ---------------  ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                              $       377,133  $       424,814
                                             ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                       From
                                                                                                   Inception on
                                                  For the                    For the                October 20,
                                             Six Months Ended            Three Months Ended        1999 Through
                                               September 30,                 September 30,         September 30,
                                   -------------------------------  -----------------------------  --------------
                                          2002            2001          2002            2001            2002
                                   ---------------   -------------  -------------  --------------  --------------

REVENUES                           $        32,227   $      26,400  $      12,412  $        8,269  $      254,063
                                   ---------------   -------------  -------------  --------------  --------------
EXPENSES
   Cost of sales                             6,744          13,665          1,697           6,803          94,725
   Advertising                                   -          19,539              -           3,662         461,331
   Bad debt expense                              -           9,000              -           9,000          43,875
   Depreciation and amortization            75,355         118,238         37,375          37,055         557,247
   Loss on disposal of assets                1,169               -              -               -         278,260
   Loss on forfeiture of assets                  -         227,388              -         227,388         614,498
   Impairment of goodwill                        -         419,198              -         419,198         600,673
   Financing expense                       627,887               -        121,276               -         627,887
   General and administrative              535,493       1,425,405        256,165         733,124       8,217,693
                                   ---------------   -------------  -------------  --------------  --------------
     Total Expenses                      1,246,648       2,232,433        416,513       1,436,230      11,496,189
                                   ---------------   -------------  -------------  --------------  --------------
OPERATING LOSS                          (1,214,421)     (2,206,033)      (404,101)     (1,427,961)    (11,242,126)
                                   ---------------   -------------  -------------  --------------  --------------
OTHER INCOME (EXPENSE)
   Interest income                             580               5            200               -           5,156
   Other income                                  -           9,687              -               -           5,188
   Interest expense                        (31,350)        (73,164)       (16,790)        (29,352)       (876,133)
                                   ---------------   -------------  -------------  --------------  --------------
     Total Other Income (Expense)          (30,770)        (63,472)       (16,590)        (29,352)       (865,789)
                                   ---------------   -------------  -------------  --------------  --------------
NET LOSS BEFORE
 EXTRAORDINARY ITEM                     (1,245,191)     (2,269,505)      (420,691)     (1,457,313)    (12,107,915)
EXTRAORDINARY ITEM
   Gain on extinguishment of debt                -               -              -               -         416,005
                                   ---------------   -------------  -------------  --------------  --------------
     Total Extraordinary Items                   -               -              -               -         416,005
                                   ---------------   -------------  -------------  --------------  --------------
NET LOSS                           $    (1,245,191)  $  (2,269,505) $    (420,691) $   (1,457,313) $  (11,691,910)
                                   ===============   =============  =============  ==============  ==============
BASIC LOSS PER SHARE               $         (0.06)  $       (0.11) $       (0.02) $        (0.07)
                                   ===============   =============  =============  ==============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     22,064,472      19,760,778     22,400,615      19,888,837
                                   ===============   =============  =============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                      Common Stock                                                  Accumulated
                                 --------------------         Additional                             During the
                                                               Paid in       Treasury    Deferred   Development
                                 Shares          Amount        Capital        Stock     Consulting     Stage
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance at inception on
 October 20, 1999                         -   $          -   $          -  $         -  $        -  $         -
Issuance of common stock
 to founders for services at
 $0.00 per share                      1,000              -              -            -           -            -
Issuance of common stock
 to founders for services at
 $0.00 per share                    524,000              -              -            -           -            -
Issuance of common stock
 to founders for services
 and intangible assets at
 $0.00 per share                  9,700,000              -              -            -           -            -
Issuance of common stock
 for services at $0.75 per
 share                              100,000         75,000              -            -           -            -
Issuance of common stock
 for cash at $0.50 per share         10,000          5,000              -            -           -            -
Issuance of common stock
 for services at $0.50 per
 share                                5,000          2,500              -            -           -            -
Issuance of common stock
 for cash at $0.50 per share         10,000          5,000              -            -           -            -
Issuance of common stock
 for cash at $0.50 per share          4,000          2,000              -            -           -            -
Issuance of common stock
 for services at $0.50 per
 share                               16,000          8,000              -            -           -            -
Issuance of common stock
 for services at $0.50 per
 share                              100,000         75,000              -            -           -            -
Issuance of common stock
 for services at $0.75 per
 share                              500,000        375,000              -            -           -            -
Issuance of common stock
 for cash at $1.00 per share         10,000         10,000              -            -           -            -
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  10,980,000   $    557,500   $          -  $         -  $        -  $         -
                               ------------   ------------   ------------  -----------  ----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

                                          CRYOCON, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                             Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                      Common Stock                                                  Accumulated
                                 --------------------         Additional                             During the
                                                               Paid in       Treasury    Deferred   Development
                                 Shares          Amount        Capital        Stock     Consulting     Stage
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  10,980,000   $    557,500   $          -  $         -  $        -  $         -
Issuance of common stock
 for cash at $1.00 per share         10,000         10,000              -            -           -            -
Issuance of common stock
 for cash at $1.00 per share         10,000         10,000              -            -           -            -
Additional interest recorded
 on convertible debentures                -        514,050              -            -           -            -
Net loss from inception on
 October 20, 1999 through
 March 31, 2000                           -              -              -            -           -   (1,583,981)
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance, March 31, 2000          11,000,000      1,091,550              -            -           -   (1,583,981)
Recapitalization                  1,237,724              -              -            -           -            -
Warrants issued below
 market value                             -        980,000              -            -           -            -
Issuance of common stock
 upon exercise of options
 at $0.50 per share                  17,500          8,750              -            -           -            -
Issuance of common stock
 for services at $5.375 per
 share                               10,000         53,750              -            -           -            -
Issuance of common stock
 upon exercise of options at
 $0.50 per share                     31,650         15,825              -            -           -            -
Issuance of common stock
 for convertible debentures
 at $0.01 per share               2,880,000         28,800              -            -           -            -
Issuance of common stock
 for convertible debentures
 at $0.50 per share               1,294,000        647,000              -            -           -            -
Issuance of common stock
 for convertible debentures
 at $1.00 per share               1,355,437      1,355,437              -            -           -            -
Issuance of common stock
 for convertible debentures
 at $2.00 per share                 237,500        475,000              -            -           -            -
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  18,063,811   $  4,656,112  $           -  $         - $         -  $(1,583,981)
                               ------------   ------------   ------------  -----------  ----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                      Common Stock                                                  Accumulated
                                 --------------------         Additional                             During the
                                                               Paid in       Treasury    Deferred   Development
                                 Shares          Amount        Capital        Stock     Consulting     Stage
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  18,063,811   $  4,656,112   $          -  $         -  $        -  $(1,583,981)

Stock issuance costs                      -       (390,708)             -            -           -            -
Issuance of common stock
 for convertible debentures
 at $2.00 per share                 782,118      1,564,236              -            -           -            -
Issuance of common stock
 upon exercise of options at
 $0.50 per share                     13,250          6,625              -            -           -            -
Issuance of common stock
 for services at $2.25 per
 share                              300,000        675,000              -            -           -            -
Options issued below market
 value                                    -        268,110              -            -           -            -
Issuance of common stock
 upon exercise of options
 at $0.50 per share                   6,000          3,000              -            -           -            -
Issuance of common stock
 for services at $3.063 per
 share                                3,658         11,204              -            -           -            -
Issuance of common stock
 for services at $2.25 per
 share                               51,000        114,750              -            -           -            -
Issuance of common stock
 for services at $2.50 per
 share                              100,000        250,000              -            -           -            -
Net loss for the year ended
 March 31, 2001                           -              -              -            -           -   (6,104,246)
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance, March 31, 2001          19,319,837      7,158,329              -     (140,000)          -   (7,688,227)
Issuance of common stock
 for XTool at $2.37 per share       250,000        593,750              -            -           -            -
Issuance of common stock
 for services at $2.10 per
 share                               20,000         42,000              -            -           -            -
Issuance of common stock
 for debt at $2.25 per share         25,000         56,250              -            -           -            -
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  19,614,837   $  7,850,329   $          -  $  (140,000) $        -  $(7,688,227)
                               ------------   ------------   ------------  -----------  ----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

                                          CRYOCON, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                             Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                      Common Stock                                                  Accumulated
                                 --------------------         Additional                             During the
                                                               Paid in       Treasury    Deferred   Development
                                 Shares          Amount        Capital        Stock     Consulting     Stage
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  19,614,837   $  7,850,329   $          - $   (140,000) $        -  $(7,688,227)

Issuance of common stock
 for services at $2.10 per
 share                              100,000        210,000              -            -           -            -
Issuance of common stock
 for warrants exercised at
 $0.10 per share                    150,000         15,000              -            -           -            -
Issuance of common stock
 in lieu of debt at $2.00 per
 share                              139,100        284,392              -            -           -            -
Issuance of common stock
 for services at $1.75 per
 share                              100,000        174,750              -            -           -            -
Issuance of common stock
 for cash at $1.75 per share         57,000        100,000              -            -           -            -
Issuance of common stock
 for warrants exercised at
 $1.50 per share                        243            365              -            -           -            -
Issuance of common stock
 for services at $0.06 per
 share                              600,000         36,000              -            -           -            -
Issuance of common stock
 for services at $0.12 per
 share                              125,000         15,000              -            -           -            -
Issuance of common stock
 for services at $0.10 per
 share                               12,500          1,250              -            -           -            -
Issuance of common stock
 for debt at $0.09 per share        142,000         12,780        167,700            -           -            -
Issuance of common stock
 for debt at $0.09 per share        100,000          9,000              -            -           -            -
Contributed capital (restated)            -              -        265,574            -           -            -
Net loss for the year ended
 March 31, 2002 (restated)                -              -              -            -           -   (2,758,492)
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance, March 31, 2002
 (restated)                      21,140,680   $  8,708,866   $    433,274  $ (140,000)  $        - $(10,446,719)
                               ------------   ------------   ------------  -----------  ----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                       10

                                          CRYOCON, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                             Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                      Common Stock                                                  Accumulated
                                 --------------------         Additional                             During the
                                                               Paid in       Treasury    Deferred   Development
                                 Shares          Amount        Capital        Stock     Consulting     Stage
                               ------------   ------------   ------------  -----------  ----------  -----------

Balance Forward                  21,140,680   $  8,708,866   $    433,274  $  (140,000) $        - $(10,446,719)

Issuance of common stock
 for services at $0.08 per
 share (unaudited)                  500,000         40,000              -            -           -            -
Issuance of common stock
 for services at $0.25 per
 share (unaudited)                   75,000         18,750              -            -           -            -
Issuance of common stock
 for services at $0.09 per
 share (unaudited)                  100,000          9,000              -            -           -            -
Issuance of common stock
 for services at $0.30 per
 share (unaudited)                   70,000         21,000              -            -           -            -
Issuance of common stock
 for services at $0.27 per
 share (unaudited)                   25,000          6,750              -            -           -            -
Issuance of common stock
 for services at $0.27 per
 share (unaudited)                   20,000          5,400              -            -           -            -
Issuance of common stock
 for fixed assets at $0.10 per
 share (unaudited)                  190,000         19,000              -            -           -            -
Issuance of common stock
 for services at $0.27 per
 share (unaudited)                   20,000          5,400              -            -           -            -
Issuance of common stock
 for equipment at $0.10 per
 share (unaudited)                   50,000          5,000              -            -           -            -
Issuance of common stock
 for domain name at $0.10
 per share (unaudited)               10,000          1,000              -            -           -            -
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  22,200,680   $  8,840,166   $    433,274  $  (140,000) $        - $(10,446,719)
                               ------------   ------------   ------------  -----------  ----------  -----------

The accompanying notes are an integral part of these consolidated financial statements.
                                       11

                                          CRYOCON, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                             Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                      Common Stock                                                  Accumulated
                                 --------------------         Additional                             During the
                                                               Paid in       Treasury    Deferred   Development
                                 Shares          Amount        Capital        Stock     Consulting     Stage
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  22,200,680   $  8,840,166   $    433,274  $  (140,000) $        - $(10,446,719)

Issuance of common stock
 for debt at $0.05 per share
 (unaudited)                      1,000,000         51,534              -            -           -            -
Issuance of common stock
 for services at $0.15 per
 share (unaudited)                   18,000          2,700             -             -           -            -
Issuance of common stock
 for deferred consulting at
 $0.10 per share (unaudited)         92,000          9,200              -            -      (9,200)           -
Additional expense for options
 issued (unaudited)                       -              -         37,995            -           -            -
Contributed capital
 (unaudited)                              -              -        804,788            -           -            -
Net loss for the six months
 ended September 30, 2002
 (unaudited)                              -              -              -            -           -   (1,245,191)
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance, September 30, 2002
 (unaudited)                     23,310,680   $  8,903,600   $  1,276,057  $  (140,000) $   (9,200)$(11,691,910)
                               ============   ============   ============  ===========  ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       12

                                          CRYOCON, INC. AND SUBSIDIARIES
                                           (A Development Stage Company)
                                 Consolidated Statements of Cash Flows (Unaudited)

                                                                                       From
                                                                                    Inception on
                                                         For the                     October 20,
                                                      Six Months Ended              1999 Through
                                                        September 30,               September 30,
                                                -----------------------------       -------------
                                                   2002              2001              2002
                                                ------------     ------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                        $ (1,245,191)    $ (2,269,505)      $ (11,691,910)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Amortization and depreciation                        75,355          118,238             557,247
 Financing expense                                   627,887                -             627,887
 Options and warrants issued below market
         value                                        37,995                -           1,286,105
 Impairment of goodwill                                    -          419,198             600,673
 Loss on sale and disposal of assets                   1,169                -             278,260
 Gain on extinguishment of debt                            -                -            (416,005)
 Loss on forfeiture of assets                              -          227,388             614,498
 Bad debt expense                                          -            9,000              11,000
 Additional expense recorded on convertible
    debentures                                             -                -             514,050
 Common stock issued for services rendered           109,000          267,365           2,271,673
 Common stock issued for domain name                   1,000                -               1,000
(Increase) decrease in:
 Accounts receivable                                  18,403           10,672             (27,447)
 Accounts receivable - related                        (4,867)               -              (4,867)
 Deposits and prepaids                                (9,440)           4,899             (21,143)
 Inventory                                            (2,327)               -              (2,327)
Increase (decrease) in:
 Common stock deposits                                     -                -             284,392
 Accounts payable and accrued expenses                15,535          643,085           1,703,129
                                                ------------     ------------       -------------
Net Cash Used by Operating Activities               (375,481)        (569,660)         (3,413,785)
                                                ------------     ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES

 Cash acquired from subsidiary                             -                -                  77
 Purchase or development of intangibles                    -                -            (449,000)
 Proceeds from sales of assets                             -           10,600              15,811
 Equipment purchases                                  (4,285)          (2,661)           (390,106)
 Purchase of building                                      -                -          (2,050,000)
                                                ------------     ------------       -------------
Net Cash Used by Investing Activities                 (4,285)           7,939          (2,873,218)
                                                ------------     ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock for cash                         -          100,000             191,565
 Stock subscription deposits                          41,200                -              41,200
 Stock offering costs                                      -                -            (390,708)
 Issuance of notes payable and debentures            341,293          462,851           6,967,753
 Payments made on notes payable                            -           (9,350)           (517,166)
                                                ------------     ------------       -------------
 Net Cash Provided by Financing Activities      $    382,493     $    553,501       $   6,292,644
                                                ------------     ------------       -------------

The accompanying notes are an integral part of these consolidated financial statements.
                                       13

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                       From
                                                                                    Inception on
                                                          For the                    October 20,
                                                      Six Months Ended              1999 Through
                                                        September 30,               September 30,
                                                ----------------------------        -------------
                                                    2002             2001               2002
                                                ------------     ------------       -------------
NET INCREASE (DECREASE) IN CASH                 $      2,727     $     (8,220)      $       5,641
CASH AT BEGINNING OF PERIOD                            2,914            8,980                   -
                                                ------------     ------------       -------------
CASH AT END OF PERIOD                           $      5,641     $        760       $       5,641
                                                ============     ============       ==============
CASH PAID FOR:
   Interest                                     $          -     $         45       $     123,969
   Income taxes                                 $          -     $          -       $           -
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Common stock issued for services rendered    $    109,000     $    267,365       $   2,271,673
   Common stock issued for domain name          $      1,000     $          -       $       1,000
   Common stock issued in lieu of debt          $     51,534     $     56,250       $      73,314
   Vehicles purchased under notes payable       $          -     $     35,215       $      65,549
   Common stock issued in conversion of
    convertible debentures                      $          -     $          -       $   4,070,473
   Common stock issued for fixed assets         $     24,000     $          -       $      24,000
   Common stock issued for deferred consulting  $      9,200     $          -       $       9,200
   Common stock issued for investment in XTool  $          -     $          -       $     593,750
   Contribution of capital by shareholders      $    804,788     $          -       $   1,238,062
   Options and warrants issued below market
    value                                       $     37,995     $          -       $   1,286,105
   Conversion of stock deposits to equity       $          -     $          -       $     284,391

The accompanying notes are an integral part of these consolidated financial statements.
                                       14

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September 30, 2002 and March 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited restated financial statements and notes thereto included in its March 31, 2002 Annual Report on Form 10-KSB.
Operating results for the six months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending
March 31, 2003.

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

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September 30, 2002 and March 31, 2002

NOTE 3 - MATERIAL EVENTS

During the period from February 16, 2001 to March 1 2001, the Company raised
$278,200 through sale of 139,100 shares of common stock at $2.00 per share to eight individuals. At the time of the securities sales, the Company believed that the offer and sale of these securities were exempt from registration under
Section 4(2) of the Securities Act of 1933. The current shareholders received the Company's periodic reports and were familiar with its operations and financial condition. No public solicitation or general advertising was done in connection with this sale and the Company did not pay any fees or commissions in connection with the sales. Nonetheless, on April 30, 2001, the Securities and
Exchange Commission ("the Commission") indicated to the Company that the sale of the shares, which all occurred during the Commission's ongoing review of the
Company's Form SB-2 registration statement, may have been in violation of the registration provisions of the federal securities laws, specifically, Securities
Act of 1933 Section 5. During the month of July 2001, the Company filed an amendment to the Form SB-2 Registration Statement to include (subject to the
Commission's review and clearance) the registration of the 139,100 shares along with a proposed Rescission offer to the 8 investors that had invested in those shares. As of March 31, 2002, the 139,100 shares of common stock were issued and outstanding for the funds previously received. However, on July 12, 2002, the
Company affected the withdrawal of the Form SB-2 Registration Statement, which included the proposed Rescission Offer submitted as part of that registration statement.

As part of the Rescission Offer, in exchange for their shares, the investors were offered a note payable from the Company, bearing interest at 12% per annum, and secured by free trading shares equal to twice the number of shares previously held. The securing stock was owned by the former Chief Executive
Officer/Founder of the Company. During the year ended March 31, 2001, four shareholders accepted the above mentioned Rescission Ooffer and returned 70,000 shares of the Company's previously purchased restricted common stock valued at
$2.00 per share, or a cost of $140,000. During the year ended March 31, 2002, the Company defaulted on the notes payable. As a result, the Company has caused the free trading common shares to be transferred to the note holders. In a previous period, the Company recorded the stock returned, that is associated with this transaction, as treasury stock of $140,000, and the contribution of the free trading shares for $120,000 in notes payable and $21,265 in accrued interest as contributed capital. During the six months ended September 30, 2002, the Company recorded the balance of the remaining note payable of $20,000 and accrued interest of $3,695 as contributed capital. As of September 30, 2002, all notes payable and accrued interest relating to this transaction have been satisfied.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September 30, 2002 and March 31, 2002

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
                      September 30, 2002 and March 31, 2002

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

As of September 30, 2+002, shareholders have loaned a total of $194,393 to the
Company. These amounts are secured by free-trading shares of common stock of the
Company upon default. Interest is accrued at 8% to 12% and at September 30, 2002
$11,131 of interest was accrued.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September 30, 2002 and March 31, 2002

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
Whenever it is probable that a loss will result from these lawsuits and the amounts of the losses are reasonably estimable, the Company accrues a related expense. Accordingly, obligations associated with the related expenses for the period ended September 30, 2002 are included in the consolidated financial statements as accounts payable and accrued expenses.

The Company has been served with several judgments wherein substantial amounts are claimed. Whenever it is probable that a loss will result from these lawsuits and the amounts of the losses are reasonably estimable, the Company accrues a related expense. Accordingly, the obligations associated with the related expenses for the period ended September 30, 2002 are included in the consolidated financial statements as accounts payable and accrued expenses.

NOTE 5 - STOCK SUBSCRIPTION DEPOSITS

During the six months ended September 30, 2002, the Company received a total of
$41,200 for the purchase of 412,000 shares of common stock. As of September 30,
2002, none of these shares were issued.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September 30, 2002 and March 31, 2002

NOTE 6 - SUBSEQUENT EVENTS

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

During January 2003, the Company issued 303,000 shares to investors for stock subscription deposits totaling $30,300. CRYOCON, INC. AND SUBSIDIARIES (A
Development Stage Company) Notes to the Consolidated Financial Statements
September 30, 2002 and March 31, 2002.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      September 30, 2002 and March 31, 2002

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
                      September 30, 2002 and March 31, 2002

NOTE 6 - SUBSEQUENT EVENTS (Continued)

During March 2003, the Company issued 50,000 shares of common stock to a consultant for services valued at $5,000.

During March 2003, the Company issued 500,000 shares to investors for stock subscription deposits totaling $50,000.

Item 2. Management's Discussion and Analysis.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis covers material changes in our financial condition and results of operations since our year end at March 31, 2002 and for the quarter and six months ended September 30, 2002.
The terms "we" or "our" or "us" or "the Company" are used in this discussion to refer to Cryocon.

Quarter Ended September 30, 2001 and 2002

Statement of Operations

Revenues. Revenues for the six months ended September 30, 2002 increased by 22%
to $32,227, from $26,400 for the same period in 2001. This increase in revenues is attributable primarily to corporate refocusing and restructuring through pricing and market development.

Cost of Revenues. Cost of revenues consists primarily of materials and supplies.
Cost of revenues decreased by 51% to $6,744 for the six months ended September
30, 2002, from $13,665 for the six months ended September 30, 2001, representing
21% and 52% of the total revenues for the six months ended September 30, 2002 and September 30, 2001, respectively. The cost of revenues has decreased because the Company has installed more efficient equipment, supplies contracts and operating efficiencies.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the six months ended September 30, 2002 and 2001, respectively, gross profit was
$25,483 and $12,735, which represents a 100% increase. The gross profit as a percentage of revenues increased to 79% for the six months ended September 30,
2002, from 48% for the six months ended September 30, 2001. The increase of the gross profit as a percentage of revenues is attributable to an increase in our service sales price and increased efficient production procedures and costs.

Marketing and Selling Expenses. Marketing and selling expenses decreased to $0 from $19,539 for the six months ended September 30, 2002 and 2001, respectively.
Marketing and selling expenses as a percentage of revenues were 0% and 74% for the six months ended September 30, 2002 and 2001, respectively. The decrease in marketing and selling expenses can be attributed to our limited revenues.

General and Administrative Expenses. General and administrative expenses decreased to $535,493 for the six months ended September 30, 2002, from
$1,425,405 for the six months ended September 30, 2001. As a percentage of revenues, general and administrative expenses decreased to 1661% for the six months ended September 30, 2002 from 5399% for the six months ended September
30, 2001. This decrease is mainly attributable to a reduction of our professional and payroll costs.

Financing Expenses. Financing expenses, net, increased to $627,887 for the six months ended September 30, 2002, from $0.00 for the six months ended September
30, 2001. These financing expenses relate to increased liabilities for stockholders shares pledged for defaulted loans made to the Company.

Interest Expenses. Interest expenses, net, decreased to $ 31,350 for the six months ended September 30, 2002 from $ 73,164 for the six months ended September
30, 2001. The decrease in interest expense was due to the decrease in notes payable.

Income (Loss) Before Taxes. Loss before taxes for the six months ended September
30, 2002 decreased by 45% to ($1,245,191) from ($2,269,505) for the six months ended September 30, 2001. Income before taxes as a percentage of revenues was
3864% for the six months ended September 30, 2002, and 8597% for the six months ended September 30, 2001.

Taxes on Income. Taxes on income for the six months ended September 30, 2002 amounted to $0 which represents 0% of the income before taxes, as compared with
$0 for the six months ended September 30, 2001 that represents 0% of the income before taxes.

Net Income. Net loss for the six months ended September 30, 2002 amounted to
$1,245,191 and represents 3864% of the revenues, as compared with 8597% of the revenues for the six months ended September 30, 2001. The decrease in the net loss is mainly attributable to the decrease in general and administrative costs.

Earnings per share. The earnings per share for the six months ended September 30,
2002 was ($0.06) for the basic 22,064,472 weighted average shares.

Balance Sheet

Current Assets. Current Assets amounted to $54,175 as of September 30, 2002 compared to current assets of $49,467 as of March 31, 2002, representing a 10%
increase in current assets. This increase is mainly attributable to an increase in cash and prepaid expenses.

Fixed assets. Fixed assets after depreciation decreased to $128,411 as of
September 30, 2002, as compared with $135,880 as of March 31, 2002. Purchase of equipment during the six months ended September 30, 2002 amounted to $4,285.
Depreciation and amortization for the six months ended September 30, 2002 amounted to $75,355.

Current Liabilities. As of September 30, 2002, Current Liabilities increased by
$258,764 to $1,933,174. as compared with $1,674,410 as of March 31, 2002. This increase is attributable to an increase in current portion of long-term debt and loans from related parties.

Liquidity and Capital Resources

Net cash used by operating activities for the six months ended September 30,
2002 was $375,481.

The cash used by operating activities for the six months ended September 30,
2002 was primarily attributable to $296,164 from professional fees, costs of financing activities of $627,887, and payroll of $110,982.

Net financing activities for the six months ended September 30, 2002 provided
$382,492.

Cash at September 30, 2002 amounted to $5,641, an increase of $2,727 since March
31, 2002. Our current assets for September 30, 2002 are lower than our current liabilities by $1,878,999.

Our commitments for capital expenditures as of September 30, 2002 were $0.

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
Through September 30, 2002, we have accumulated losses of $(11,691,910). We believe that our costs will increase over the next twelve months and our losses will continue to increase in the foreseeable future. As a result, we may never achieve or sustain profitability.

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
Currently, 43% of our business is concentrated on applying our cryogenic process to gun barrels with 57% of our business in other non-gun barrel cryogenics. If we fail to expand our services business to other product areas, it will be more difficult to expand our revenues or compete effectively against our competitors.

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
Certain securities that we sold during 2001. as explained in note 3 to our financial statements for the period ending September 30, 2002, may have been offered and sold in violation of state and/or federal securities laws. Should these securities holders bring lawsuits or obtain judgments against us, we may be required to curtail our operations or obtain financing to meet litigation costs or such judgments. If we cannot obtain financing or the financing is inadequate we may not be able to continue as a going concern.

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

                                     PART II

Item 1.  Legal Proceedings

Bourns, Inc. v. Cryocon, Inc. (Case No. MMOJ File No. 3853).
On September 4, 2001, Bourn, Inc. filed a Notice of Default with the Weber
County Recorder, to commence foreclosure on the deed of trust on our then administrative and operational facility located at 2250 North 1500 West, in
Ogden, Weber County, Utah. On September 1, 2000, Bourn, Inc. had loaned us
$2,050,000. The promissory note became due on February 28, 2001. The balance due as of the foreclosure action was $1,350,000. On October 30, 2001, the building and property were sold through a Trustee sale by bid to Bourn, Inc. for
$1,100,000. As a result of this sale, a second deed of trust to Amerifirst
Foundation became an unsecured note. The Internal Revenue Service holds a lien against the building from past due dues equaling $141,602. The Internal Revenue
Service has reviewed our financial status. We understand that the Internal
Revenue Service has placed the account in an "uncollectible" status.

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

Staffing Solutions Southwest, Inc. d/b/a Staffing Solutions v. Cryocon, County
Court of Dallas, Texas, At Law No.3 (Case No. 026901592).
On September 26, 2001, we were served with a legal process in the collection of an outstanding payable to Staffing Solutions Southwest, Inc., d/b/a Staffing
Solutions, in the amount of $5,922.76. On December 10, 2001, judgment was awarded for $4,993.76 plus interest of $172.29. The matter was settled on May
31, 2002 for $1,500, which has been paid.

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
Judgment was received on March 25, 2002 for $3,329.37. This claim was paid in full on September 11, 2002.

North Coast Investments, Inc. v. Cryocon, Inc. and Brian Morrison, Circuit
Court of Cook County, Illinois,Municipal Department, Third District (Case No.
01M3-003818).
On January 28,2002, we, along with our Chief Executive Officer Brian Morrison, were served with a legal process for breach of contract by North Coast
Investments. The amount of the claim was $70,000. We have retained an attorney in Illinois and are preparing to file a countersuit. On March 27. 2003 the courts dismissed the case against Cryocon, Inc. and Brian Morrison

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

Revcovar Group, LLC, (United Parcel Service) v. Cryocon, Inc., Third District
Court, State if Utah, Salt Lake County, Sandy Department ( Case No. 020409870).
On September 10, 2002 Revcovar Group filed a complaint for payment of past due services for $3,450.10. In January 3, 2003 the debt was settled in full.

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

In addition to the above described litigation, there is a threat of litigation involving our agreement with 300 Below, Inc., a company located in Decatur,
Illinois. In accordance with the terms of a November 10, 1999 agreement we have with 300 Below, in return for purchasing the names, rights, licenses, titles and property of 300 Below's Cryo-Accuring Division, we are required to pay $449,000, including an option payment of $2,500 to $449,000. Since February 2001 we have been in default on our required payments totaling $40,519.57 to 300 Below.

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

3.6   Certificate of Amendment to Articles of Incorporation,changing the
      Company's name to Cryocon, Inc., authorizing a four to one reverse split, authorizing the increase of capital stock to 50,000,000 shares of
      Common Stock, and ratifying the change of auditors to HJ & Associates of
      Salt Lake City, Utah. (Incorporated by reference to Exhibit 3.6 to the quarterly report filed on Form 10-QSB for the Quarter ending September
      30, 2000)

4.0   Convertible Debenture Due January 3, 2003 between Cryocon,Inc. and Robert
      Brunson in the Principal Amount of $50,000.00,incorporated by reference to
      Exhibit 4.1 to Form S-3 filed February 9, 2001

10.1  (2) XTool, Inc. Acquisition Contract incorporated by reference to
      Exhibit 4.11 in Amendment No. 1 to Form SB-2 filed April 17, 2001

10.2  Agreement between Cryocon, Inc. and Robert W. Brunson

10.3  Lease between Halverson Real Estate and Investments, Inc. Landlord and
      Cryocon, Inc.(Tenant)

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

By:/s/ Vaughn P. Griggs
VAUGHN P. GRIGGS
Chief Financial Officer

    CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, J. Brian Morrison, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cryocon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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
/s/J. Brian Morrison
J. Brian Morrison
Chief Executive Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Vaughn P. Griggs, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cryocon, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

