Form 10QSB
period 2002-12-31
CRYOCON INC
filed 2003-05-22
CIK 837014

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended December 31, 2002

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

As of December 31, 2002, there were 25,216,680 shares of our common stock issued and outstanding, which includes 70,000 shares held by us as Treasury Shares.

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Transitional Small Business Disclosure Format (check one)   Yes [ ]   No [X]

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-QSB
                         QUARTER ENDED DECEMBER 31, 2002

                                     PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets ........................................4-5
        Consolidated Statement of Operations.................................6
        Consolidated Statement of Stockholders' Equity (Deficit)............7-12
        Consolidated Statement of Cash Flows...............................13-14
        Notes to Unaudited Consolidated Financial Statements...............15-21

Item 2. Managements Discussion and Analysis and Plan of Operations...........22
Item 3. Controls and Procedures..............................................24

                                     PART II
OTHER INFORMATION

                  (REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

Forward-Looking Statements:

This quarterly report on Form 10-QSB for the period ending December 31, 2002, contains forward-looking statements. Cryocon, Inc. is referred to in this report as "we", "us" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated,"
"estimate," "project," or similar expressions are intended to identify
"forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including the risk factors set forth in our "Management's
Discussion and Analysis of Financial Condition and Results of Operations".
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

Our unaudited consolidated balance sheet as of December 31, 2002 and our audited restated consolidated balance sheet as of March 31, 2002 and the related unaudited consolidated statements of operations and cash flows for the three and nine month periods ended December 31, 2002 and 2001 and from inception from
October 20, 1999 through December 31, 2002, are attached hereto and incorporated herein by this reference.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2002 and March 31, 2002

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                  ASSETS

                                             December 31,      March 31,
                                                2002             2002
                                              ---------      ------------
                                             (Unaudited)      (Restated)
CURRENT ASSETS
   Cash                                       $   9,164     $        2,914
   Accounts receivable, net                      17,114             34,850
   Accounts receivable, related party             4,797                  -
   Deposits and prepaid expenses                 16,556             11,703
   Inventory                                        101                  -
                                              ---------      -------------
     Total Current Assets                        47,732             49,467
                                              ---------      -------------
PROPERTY AND EQUIPMENT, NET                     111,405            135,880
                                              ---------      -------------
OTHER ASSETS
   Patents, trademarks and licenses, net        172,097            239,467
                                              ---------      -------------
     Total Other Assets                         172,097            239,467
                                              ---------      -------------
     TOTAL ASSETS                             $ 331,234      $     424,814
                                              =========      =============

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                             December 31,       March 31,
                                                 2002             2002
                                           ---------------    -------------
                                             (Unaudited)        (Restated)

CURRENT LIABILITIES
   Accounts payable                        $       380,948    $     293,097
   Accrued expenses                              1,168,013        1,218,439
   Notes payable, related party                    130,000           37,000
   Current portion long-term debt                   65,445          125,874
   Stock subscription deposits                     101,200                -
                                           ---------------    -------------
     Total Current Liabilities                   1,845,606        1,674,410
                                           ---------------    -------------
LONG-TERM LIABILITIES
   Notes payable, related party                          -           50,000
   Long-term debt                                  105,412          144,983
                                           ---------------    -------------
     Total Long-Term Liabilities                   105,412          194,983
                                           ---------------    -------------
     TOTAL LIABILITIES                           1,951,018        1,869,393
                                           ---------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock: 50,000,000 shares
    authorized of no par value,
    25,216,680 and 21,140,680 shares
    issued, 25,146,680 and
    21,070,680 outstanding, respectively         9,165,006        8,708,866
   Treasury stock                                 (140,000)        (140,000)
   Additional paid in capital                    1,282,624          433,274
   Deficit accumulated during the
    development stage                          (11,927,414)     (10,446,719)
                                           ---------------    -------------
     Total Stockholders' Equity (Deficit)       (1,619,784)      (1,444,579)
                                           ---------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
      (DEFICIT)                            $       331,234    $     424,814
                                           ===============    =============

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                 From
                                                                                             Inception on
                                            For the                       For the             October 20,
                                        Nine Months Ended            Three Months Ended      1999 Through
                                           December 31,                December 31,           December 31,
                                   --------------------------   --------------------------   ------------
                                      2002           2001          2002           2001           2002
                                   ------------   -----------   ------------   -----------   ------------
REVENUES                           $     44,657   $    30,191   $     12,430   $     3,791   $    266,493
                                   ------------   -----------   ------------   -----------   ------------
EXPENSES
   Cost of sales                         13,025        16,731          6,281         3,066        101,006
   Advertising                                -        19,539              -             -        461,331
   Bad debt expense                           -         9,000              -             -         43,875
   Depreciation and amortization        114,811       177,358         39,436        59,120        596,703
   Loss on disposal of assets             1,169             -              -             -        278,260
   Loss on forfeiture of assets               -       227,388              -             -        614,498
   Impairment of goodwill                     -       419,198              -             -        600,673
   Financing expense                    627,887             -              -             -        627,887
   General and administrative           773,471     2,537,214        237,998     1,111,809      8,455,671
                                   ------------   -----------   ------------   -----------   ------------
     Total Expenses                   1,530,363     3,406,428        283,715     1,173,995     11,779,904
                                   ------------   -----------   ------------   -----------   ------------
OPERATING LOSS                       (1,485,706)   (3,376,237)      (271,285)   (1,170,204)   (11,513,411)
                                   ------------   -----------   ------------   -----------   ------------
OTHER INCOME (EXPENSE)
   Interest income                          580           304              -           299          5,156
   Other income                               -         9,687              -             -          5,188
   Interest expense                     (40,919)      (65,943)        (9,569)        7,221       (885,702)
                                   ------------   -----------   ------------   -----------   ------------
     Total Other Income (Expense)       (40,339)      (55,952)        (9,569)        7,520       (875,358)
                                   ------------   -----------   ------------   -----------   ------------
NET LOSS BEFORE
 EXTRAORDINARY ITEM                  (1,526,045)   (3,432,189)      (280,854)   (1,162,684)    12,388,769)
EXTRAORDINARY ITEM
   Gain on extinguishment of debt        45,350             -         45,350             -        461,355
                                   ------------   -----------   ------------   -----------   ------------
     Total Extraordinary Items           45,350             -         45,350             -        461,355
                                   ------------   -----------   ------------   -----------   ------------
NET LOSS                           $ (1,480,695)  $(3,432,189)  $   (235,504)  $(1,162,684)  $(11,927,414)
                                   ============   ===========   ============   ===========   ============
BASIC LOSS PER SHARE
Net loss per share before
 extraordinary item                $      (0.07)  $     (0.17)  $      (0.01)  $     (0.06)
Extraordinary item                        (0.00)        (0.00)         (0.00)        (0.00)
                                   ------------   -----------   ------------   -----------
Net loss per share                 $      (0.07)  $     (0.17)  $      (0.01)  $     (0.06)
                                   ============   ===========   ============   ===========
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                  22,762,578    20,205,245     23,275,908    20,761,280
                                   ============   ===========   ============   ===========

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

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                      Common Stock                                                  Accumulated
                                 --------------------         Additional                             During the
                                                               Paid in       Treasury    Deferred   Development
                                 Shares          Amount        Capital        Stock     Consulting     Stage
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  10,980,000   $    557,500   $             $         -  $        -  $         -
Issuance of common stock
 for cash at $1.00 per share         10,000         10,000              -            -           -            -
Issuance of common stock
 for cash at $1.00 per share         10,000         10,000              -            -           -            -
Additional interest recorded
 on convertible debentures                -        514,050              -            -           -            -
Net loss from inception on
 October 20, 1999 through
 March 31, 2000                           -              -              -            -           -   (1,583,981)
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance, March 31, 2000          11,000,000      1,091,550              -            -           -   (1,583,981)

Recapitalization                  1,237,724              -              -            -           -            -
Warrants issued below
 market value                             -        980,000              -            -           -            -
Issuance of common stock
 upon exercise of options
 at $0.50 per share                  17,500          8,750              -            -           -            -
Issuance of common stock
 for services at $5.375 per
 share                               10,000         53,750              -            -           -            -
Issuance of common stock
 upon exercise of options at
 $0.50 per share                     31,650         15,825              -            -           -            -
Issuance of common stock
 for convertible debentures
 at $0.01 per share               2,880,000         28,800              -            -           -            -
Issuance of common stock
 for convertible debentures
 at $0.50 per share               1,294,000        647,000              -            -           -            -
Issuance of common stock
 for convertible debentures
 at $1.00 per share               1,355,437      1,355,437              -            -           -            -
Issuance of common stock
 for convertible debentures
 at $2.00 per share                 237,500        475,000              -            -           -            -
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  18,063,811   $  4,656,112   $          -  $         -  $        -  $(1,583,981)
                               ------------   ------------   ------------  -----------  ----------  -----------

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                      Common Stock                                                  Accumulated
                                 --------------------         Additional                             During the
                                                               Paid in       Treasury    Deferred   Development
                                 Shares          Amount        Capital        Stock     Consulting     Stage
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  18,063,811   $  4,656,112   $          -  $         -  $        -  $ 1,583,981)

Stock issuance costs                      -       (390,708)             -            -           -            -
Issuance of common stock
 for convertible debentures
 at $2.00 per share                 782,118      1,564,236              -            -           -            -
Issuance of common stock
 upon exercise of options at
 $0.50 per share                     13,250          6,625              -            -           -            -
Issuance of common stock
 for services at $2.25 per
 share                              300,000        675,000              -            -           -            -
Options issued below market
 value                                    -        268,110              -            -           -            -
Issuance of common stock
 upon exercise of options
 at $0.50 per share                   6,000          3,000              -            -           -            -
Issuance of common stock
 for services at $3.063 per
 share                                3,658         11,204              -            -           -            -
Issuance of common stock
 for services at $2.25 per
 share                               51,000        114,750              -            -           -            -
Issuance of common stock
 for services at $2.50 per
 share                              100,000        250,000              -            -           -            -
Net loss for the year ended
 March 31, 2001                           -              -              -            -           -   (6,104,246)
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance, March 31, 2001          19,319,837      7,158,329              -     (140,000)          -   (7,688,227)

Issuance of common stock
 for xTool at $2.37 per share       250,000        593,750              -            -           -            -
Issuance of common stock
 for services at $2.10 per
 share                               20,000         42,000              -            -           -            -
Issuance of common stock
 for debt at $2.25 per share         25,000         56,250              -            -           -            -
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  19,614,837   $  7,850,329   $          -  $  (140,000) $        -  $(7,688,227)
                               ------------   ------------   ------------  -----------  ----------  -----------

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

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                                     Deficit
                                      Common Stock                                                  Accumulated
                                 --------------------         Additional                             During the
                                                               Paid in       Treasury    Deferred   Development
                                 Shares          Amount        Capital        Stock     Consulting     Stage
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance Forward                  22,200,680   $  8,840,166   $    433,274  $  (140,000) $        - $(10,446,719)

Issuance of common stock
 for debt at $0.05 per share
 (unaudited)                      1,000,000         51,534              -            -           -            -
Issuance of common stock
 for services at $0.15 per
 share (unaudited)                   18,000          2,700              -            -           -            -
Issuance of common stock
 for deferred consulting at
 $0.10 per share (unaudited)         92,000          9,200              -            -      (9,200)           -
Additional expense for options
 issued (unaudited)                       -              -         37,995            -           -            -
Contributed capital
 (unaudited)                              -              -        804,788            -           -            -
Issuance of common stock
 for services at $0.09 per
 share (unaudited)                    6,000            540              -            -           -            -
Issuance of common stock
 for debt at $0.08 per share
 (unaudited)                      1,000,000         80,000              -            -           -            -
Issuance of common stock
 for cash at $0.10 per share
 (unaudited)                        200,000         20,000              -            -           -            -
Issuance of common stock
 for services at $0.16 per
 share (unaudited)                  200,000         32,000              -            -           -            -
Issuance of common stock
 for debt at $0.258 per
 share (unaudited)                  500,000        128,866              -            -           -            -
Amortization of deferred
 consulting (unaudited)                   -              -              -            -       9,200            -
Additional expense for
 options issued (unaudited)               -              -          6,567            -           -            -
Net loss for the nine months
 ended December 31, 2002
 (unaudited)                              -              -              -            -           -   (1,480,695)
                               ------------   ------------   ------------  -----------  ----------  -----------
Balance, December 31, 2002
 (unaudited)                     25,216,680   $  9,165,006   $  1,282,624  $  (140,000) $        - $(11,927,414)
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

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                From
                                                                             Inception on
                                                      For the                 October 20,
                                                   Nine Months Ended         1999 Through
                                                     December 31,            December 31,
                                             ----------------------------    ------------
                                                2002             2001            2002
                                             ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                  $(1,480,695)   $ (3,432,189)   $(11,927,414)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
    Amortization and depreciation                 114,811         177,358         596,703
    Financing expense                             627,887               -         627,887
    Options and warrants issued below
     market value                                  44,562               -       1,292,672
    Impairment of goodwill                              -         419,198         600,673
    Loss on sale and disposal of assets             1,169               -         278,260
    Gain on extinguishment of debt                (45,350)              -        (461,355)
    Loss on forfeiture of assets                        -         227,388         614,498
    Bad debt expense                                    -               -          11,000
    Amortization of deferred consulting             9,200               -           9,200
    Additional expense recorded on
     convertible debentures                             -               -         514,050
    Common stock issued for services
     rendered                                     141,540         753,207       2,304,213
    Common stock issued for domain name             1,000               -           1,000
    (Increase) decrease in:
    Accounts receivable                            17,736          (1,853)        (28,114)
    Accounts receivable - related                  (4,797)              -          (4,797)
    Deposits and prepaids                          (1,103)         27,339         (12,806)
    Inventory                                        (101)              -            (101)
    Increase (decrease) in:
    Common stock deposits                               -               -         284,392
    Accounts payable and accrued expenses          78,777         944,590       1,766,371
                                             ------------    ------------    ------------

      Net Cash Used by Operating Activities      (495,364)       (884,962)     (3,533,668)
                                             ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Cash acquired from subsidiary                       -               -              77
    Purchase or development of intangibles              -               -        (449,000)
    Proceeds from sales of assets                       -          19,170          15,811
    Equipment purchases                            (4,285)         (2,661)       (390,106)
    Purchase of building                                -               -      (2,050,000)
                                             ------------    ------------    ------------

      Net Cash Provided (Used) by
       Investing Activities                        (4,285)         16,509      (2,873,218)
                                             ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of common stock for cash              20,000         100,000         211,565
    Stock subscription deposits                   101,200               -         101,200
    Stock offering costs                                -               -        (390,708)
    Issuance of notes payable and debentures      385,699         801,695       7,012,159
    Payments made on notes payable                 (1,000)         (9,350)       (518,166)
                                             ------------    ------------    ------------

      Net Cash Provided by Financing
       Activities                             $   505,899    $    892,345    $  6,416,050
                                             ------------    ------------    ------------

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                From
                                                                             Inception on
                                                      For the                 October 20,
                                                   Nine Months Ended         1999 Through
                                                     December 31,            December 31,
                                             ----------------------------    ------------
                                                2002             2001            2002
                                             ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH               $     6,250    $     23,892    $      9,164

CASH AT BEGINNING OF PERIOD                         2,914           8,980               -
                                             ------------    ------------    ------------

CASH AT END OF PERIOD                         $     9,164    $     32,872    $      9,164
                                             ============   =============    ============

CASH PAID FOR:

   Interest                                   $         -    $         45    $    123,969
   Income taxes                               $         -    $          -    $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Common stock issued for services rendered  $   141,540    $    753,207    $  2,304,213
   Common stock issued for domain name        $     1,000    $          -    $      1,000
   Common stock issued in lieu of debt        $   260,400    $     56,250    $    282,180
   Vehicles purchased under notes payable     $         -    $     35,215    $     65,549
   Common stock issued in conversion of
    convertible debentures                    $         -    $          -    $  4,070,473
   Common stock issued for fixed assets       $    24,000    $          -    $     24,000
   Common stock issued for deferred
    consulting                                $     9,200    $          -    $      9,200
   Common stock issued for investment
    in Xtool                                  $         -    $          -    $    593,750
   Contribution of capital by shareholders    $   804,788    $          -    $  1,238,062
   Options and warrants issued below market
    value                                     $    44,562    $          -    $  1,292,672
   Conversion of stock deposits to equity     $         -    $          -    $    284,391

                  The accompanying notes are an integral part
                  of these consolidated financial statements.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      December 31, 2002 and March 31, 2002

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
Operating results for the nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending
March 31, 2003.

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
                      December 31, 2002 and March 31, 2002

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

As part of the Rescission Offer, in exchange for their shares, the investors were offered a note payable from the Company, bearing interest at 12% per annum, and secured by free trading shares equal to twice the number of shares previously held. The securing stock was owned by the former Chief Executive
Officer/Founder of the Company. During the year ended March 31, 2001, four shareholders accepted the above mentioned Rescission Offer and returned 70,000 shares of the Company's previously purchased restricted common stock valued at
$2.00 per share, or a cost of $140,000. During the year ended March 31, 2002, the Company defaulted on the notes payable. As a result, the Company has caused the free trading common shares to be transferred to the note holders. In a previous period, the Company recorded the stock returned that is associated with this transaction as treasury stock of $140,000 and the contribution of the free trading shares for $120,000 in notes payable and $21,265 in accrued interest as contributed capital. During the nine months ended December 31, 2002, the Company recorded the balance of the remaining note payable of $20,000 and accrued interest of $3,695 as contributed capital. As of December 31, 2002, all notes payable and accrued interest relating to this transaction have been satisfied.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      December 31, 2002 and March 31, 2002

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
                      December 31, 2002 and March 31, 2002

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
                      December 31, 2002 and March 31, 2002

NOTE 3 - MATERIAL EVENTS (Continued)

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

As of December 31, 2002, shareholders have loaned a total of $123,000 to the
Company. These amounts are secured by free-trading shares of common stock of the
Company upon default. Interest is accrued at 8% to 12% and at December 31, 2002
$12,198 of interest was accrued.

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
Whenever it is probable that a loss will result from these lawsuits and the amounts of the losses are reasonably estimable, the Company accrues a related expense. Accordingly, obligations associated with the related expenses for the period ended December 31, 2002 are included in the consolidated financial statements as accounts payable and accrued expenses.

                         CRYOCON, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      December 31, 2002 and March 31, 2002

NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company has been served with several judgments wherein substantial amounts are claimed. Whenever it is probable that a loss will result from these lawsuits and the amounts of the losses are reasonably estimable, the Company accrues a related expense. Accordingly, obligations associated with the related expenses for the period ended December 31, 2002 are included in the consolidated financial statements as accounts payable and accrued expenses.

NOTE 5 - STOCK SUBSCRIPTION DEPOSITS

During the nine months ended December 31, 2002, the Company received a total of
$101,200 for the purchase of 1,012,000 shares of common stock. As of December
31, 2002, none of these shares were issued.

NOTE 6 - SUBSEQUENT EVENTS

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
                      December 31, 2002 and March 31, 2002

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

Item 2. Management's Discussion and Analysis.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis covers material changes in our financial condition and results of operations since our year end at March 31, 2002 and for the quarter and nine months ended December 31, 2002.
The terms "we" or "our" or "us" or "the Company" are used in this discussion to refer to Cryocon.

Quarter Ended December 31, 2001 and 2002

Statement of Operations

Revenues. Revenues for the nine months ended December 31, 2002 increased by 48%
to $44,657, from $30,191 for the same period in 2001. This increase in revenues is attributable primarily to corporate refocusing and restructuring through pricing and market development.

Cost of Revenues. Cost of revenues consists primarily of materials and supplies.
Cost of revenues decreased by 22% to $13,025 for the nine months ended December
31, 2002, from $16,731 for the nine months ended December 31, 2001, representing
29% and 55% of the total revenues for the nine months ended December 31, 2002 and December 31, 2001, respectively. The cost of revenues has decreased because the Company has installed more efficient equipment, supplies contracts and operating efficiencies.

Gross Profit. Gross profit is total revenues less cost of revenues. Gross profit excludes general corporate expenses, finance expenses and income tax. For the nine months ended December 31, 2002 and 2001, respectively, gross profit was
$31,632 and $13,460, which represents a 135% increase. The gross profit as a percentage of revenues increased to 71% for the nine months ended December 31,
2002, from 45% for the nine months ended December 31, 2001. This increase of the gross profit as a percentage of revenues is attributable to an increase in our service sales price and increased efficient production procedures and costs.

Marketing and Selling Expenses. Marketing and selling expenses decreased to $0 from $19,539 for the nine months ended December 31, 2002 and 2001, respectively.
Marketing and selling expenses as a percentage of revenues were 0% and 65% for the nine months ended December 31, 2002 and 2001, respectively. The decrease in marketing and selling expenses can be attributed to our limited revenues.

General and Administrative Expenses. General and administrative expenses decreased to $773,471 for the nine months ended December 31, 2002 from
$2,537,214 for the nine months ended December 31, 2001. As a percentage of revenues, general and administrative expenses decreased to 1732% for the nine months ended December 31, 2002 from 8404% for the nine months ended December 31,
2001. This decrease is mainly attributable to a reduction of our professional and payroll costs.

Financing Expenses. Financing expenses, net, remained at $627,887 for the nine months ended December 31, 2002, from $0.00 for the nine months ended December
31, 2001. These financing expenses relate to liabilities for stockholders shares pledged for defaulted loans made to the Company.

Interest Expenses. Interest expenses, net, decreased to $ 40,919 for the nine months ended December 31, 2002 from $ 65,943 for the nine months ended December
31, 2001. The decrease in interest expense was due to the decrease in notes payable.

Income (Loss) Before Taxes. Loss before taxes for the nine months ended December
31, 2002 decreased by 57% to ($1,480,695) from ($3,432,189) for the nine months ended December 31, 2001. Income before taxes as a percentage of revenues was
3316% for the nine months ended December 31, 2002, and 11368% for the nine months ended December 31, 2001.

Taxes on Income. Taxes on income for the nine months ended December 31, 2002 amounted to $0 which represents 0% of the income before taxes as compared with
$0 for the nine months ended December 31, 2001 that represents 0% of the income before taxes.

Net Income. Net loss for the nine months ended December 31, 2002 amounted to
$1,480,695 and represents 3316% of the revenues, as compared with 11368% of the revenues, for the nine months ended December 31, 2001. The decrease in the net loss is mainly attributable to the decrease in general and administrative costs, impairment of goodwill and loss on forfeiture of assets.

Earnings per share. The earnings per share for the nine months ended December
31, 2002 was ($0.07) for the basic 22,762,578 weighted average shares.

Balance Sheet

Current Assets. Current Assets amounted to $47,732 as of December 31, 2002 compared to current assets of $49,467 as of March 31, 2002, representing a 4%
decrease in current assets. This increase is mainly attributable to a decrease in accounts receivable.

Fixed assets. Fixed assets after depreciation decreased to $111,405 as of
December 31, 2002, as compared with $135,880 as of March 31, 2002. Purchase of equipment during the nine months ended December 31, 2002 amounted to $4,285.
Depreciation and amortization for the nine months ended December 31, 2002 amounted to $114,811.

Current Liabilities. As of December 31, 2002, Current Liabilities increased by
$171,196 to $1,845,606 as compared with $1,674,410 as of March 31, 2002. This increase is attributable to an increase in loans from related parties, stock subscription deposits, accounts payable and a decrease in the current portion of long term debt.

Liquidity and Capital Resources

Net cash used by operating activities for the nine months ended December 31,
2002 was $495,364.

The cash used by operating activities for the nine months ended December 31,
2002 was primarily attributable to $457,369 from professional fees, costs of financing activities of $627,887, Common Stock issued for services of $141,540 and payroll of $143,389.

Net financing activities for the nine months ended December 31, 2002 provided
$505,899.

Cash at December 31, 2002 amounted to $9,164, an increase of $6,250 since March
31, 2002. Our current assets for December 31, 2002 are lower than our current liabilities by $1,797,874.

Our commitments for capital expenditures as of December 31, 2002 were $0.

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
Through December 31, 2002, we have accumulated losses of $(11,927,414). We believe that our costs will increase over the next twelve months and our losses will continue to increase in the foreseeable future. As a result, we may never achieve or sustain profitability.

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
Certain securities that we sold during 2001, as explained in note 3 to our financial statements for the period ending December 31, 2002, may have been offered and sold in violation of state and/or federal securities laws. Should these securities holders bring lawsuits or obtain judgments against us, we may be required to curtail our operations or obtain financing to meet litigation costs or such judgments. If we cannot obtain financing or the financing is inadequate we may not be able to continue as a going concern.

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
(Case No. 01M3-003818).
On January 28, 2002, we, along with our Chief Executive Officer Brian Morrison, were served with a legal process for breach of contract by North Coast
Investments. The amount of the claim was $70,000. We have retained an attorney in Illinois and are preparing to file a countersuit. On March 27. 2003 the courts dismissed the case against Cryocon, Inc. and Brian Morrison.

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

Cryocon, Inc. v. Xtech Industries International, Inc. et. al., United States
District Court for the District of Utah, Northern Division, (Case
No. 1:01CV0140DAK)
On November 7, 2002, Cryocon filed a civil complaint against Xtech and several of our former employees of the company for; A) removing and/or destroying our corporate documents and B) not abiding by our non-disclosure/non-compete contracts. The defendants made contact with a customer of Cryocon's with the intent of selling the customer Cryocon's type of services. The Court issued a
Temporary Restraining Order against the defendents, but the Court would not issue a Preliminary Restraining Order in the matter. On December 23, 2002, the defendents filed a counter claim against Cryocon, its officers and board of directors (past and present) concerning various claims of breach of contract and misconduct. The parties are currently preparing answers to the complaints.

State of Utah, Department of Commerce, Division of Securities v. Robert Wooley
Brunson and Cryocon, Inc., Third Judicial District Court in and for Salt Lake
County, State of Utah (Civil No. 030909619)
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

 3.6        Certificate of Amendment to Articles of Incorporation, changing the
            Company's name to Cryocon, Inc., authorizing a four to one reverse split, authorizing the increase of capital stock to 50,000,000 shares of Common Stock, and ratifying the change of auditors to
            HJ & Associates of Salt Lake City, Utah. (Incorporated by reference to Exhibit 3.6 to the quarterly report filed on Form 10-QSB for the
            Quarter ending December 31, 2000)

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

